Form 10-Q
period 1995-09-30
INVESTORS INSURANCE GROUP INC
filed 1995-11-15
CIK 43340

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number  1-8069



                        INVESTORS INSURANCE GROUP, INC.
             (Exact name of registrant as specified in its charter)


               Florida                                         13-2574130
     (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization)                     Identification Number)


       7200 West Camino Real
        Boca Raton, Florida                                      33433
  (Address of principal executive offices)                     (Zip Code)


                                 (407) 391-5043
              (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [ ]       No [X]






The number of shares of Registrant's Common Stock, par value $.50, outstanding on November 13, 1995 was 2,763,482 shares.

                Investors Insurance Group, Inc. and Subsidiaries
                               Table of Contents




                                                                        Page
Part I Financial Information
     Item 1.  Financial Statements                                        3
     Item 2.  Management's Discussion and Analysis
              of Financial Conditions and Results of Operations           8


Part II Other Information
     Item 1.   Legal Proceedings                                         15
     Item 2.   Changes to Securities                                     15
     Item 3.   Defaults Upon Senior Securities                           15
     Item 4.   Submission of Matters to a Vote of Security Holders       15
     Item 5.   Other Information                                         15
     Item 6.   Exhibits and Reports on Form 8-K                          15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                     September 30, December 31,
Assets                                                    1995         1994
                                                       ----------    ----------
                                                       (Unaudited)
Investments:
  Fixed maturities held to maturity, at amortized
   cost (market $10,077 in 1995 and $8,957 in 1994)    $   9,506     $    9,509
  Securities available for sale:
    Fixed maturities, at market (amortized cost
      $143,815 in 1995 and $144,426 in 1994)             147,782        132,025
    Equity securities, at market (cost $354 in
      1995 and $407 in 1994)                                 409            662
  Short-term investments                                     376            312
  Mortgage loans                                             584            648
  Policy loans                                               604            590
                                                         -------        -------

     Total                                               159,261        143,746

Cash and cash equivalents                                  8,081          3,530
Investment in affiliate                                    1,087            874
Accrued investment income                                  1,098            999
Deferred acquisition costs                                42,784         45,405
Investment contract benefits recoverable                 335,442        262,058
Reinsurance benefits receivable                            2,124          1,069
Income taxes recoverable                                     174            -
Cost in excess of net assets of businesses
  acquired (less accumulated amortization of
  $951 in 1995 and $744 in 1994)                           3,735          3,942
Other assets                                                 299            418
                                                         -------        -------


Total Assets                                            $551,085       $462,041
                                                         =======        =======

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                     September 30, December 31,
Liabilities and Shareholders' Equity                      1995         1994
                                                       ----------    ----------
                                                       (Unaudited)
Liabilities:
  Future policy benefits and claims:
    Investment contracts                                 $496,751     $422,937
    Life insurance reserves                                 6,759        5,325
    Accident & health reserves                                  7           11
  Unearned ceding commission                               37,912       36,755
  Note payable                                              8,000        8,000
  Amounts due to reinsurer                                  1,757        2,988
  Accrued expenses                                            213          267
  Other liabilities                                         2,046        2,076
                                                       ----------   ----------

     Total                                                535,445      478,359

Commitments & Contingencies

Shareholders' Equity:
  Common Stock, $.50 par value; authorized 30,000,000
    shares; issued 2,767,382 in 1995 and
    2,766,982 in 1994                                       1,384        1,383
  Additional paid-in capital                                3,651        3,651
  Net unrealized investment losses                          3,808      (11,051)
  Accumulated deficit                                     (11,195)     (10,301)
  Treasury Stock,  at cost; 4,000 shares                       (8)         -
                                                       ----------   ----------

                                                           (2,360)     (16,318)
                                                       ----------   ----------

     Total Liabilities and Shareholders' Equity          $551,085   $  462,041
                                                       ==========   ==========

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1995 and 1994
                 (Dollars in thousands, except per share data)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Revenues
  Premiums and policy fees                             $   1,305    $      990
  Net investment income                                    8,633         8,088
  Realized investment gains (losses)                         548          (354)
  Commission and other income                                663           583
                                                       ----------   ----------

                                                          11,149         9,307
Benefits and expenses
  Current and future insurance benefits                      680           538
  Interest on investment contracts                         7,331         6,613
  Underwriting, acquisition and insurance expenses         3,360         3,583
  Other expenses                                             692           575
                                                       ----------   ----------

                                                          12,062        11,309
                                                       ----------   ----------

Loss before income taxes                                    (913)       (2,002)
Income tax expense                                           (20)          205
                                                       ----------   ----------
Loss before cumulative effect
      of change in accounting principle                     (893)       (2,207)

Cumulative effect to December 31, 1993
      of changing to a different method of
      recognizing ceding commission income                   -           3,859
                                                       ----------   ----------

Net loss                                                $   (893)   $   (6,066)
                                                       ==========   ==========
Per share of Common Stock:
 Loss before cumulative effect
     of change in accounting principle                  $  (0.32)   $    (0.80)

 Cumulative effect to December 31, 1993
     of  changing to a different method of
     recognizing ceding commission income                   -            (1.39)
                                                       ----------   ----------

  Net loss                                              $  (0.32)  $     (2.19)
                                                       ==========   ==========

Weighted average shares outstanding                     2,764,402    2,766,982
                                                       ==========   ==========

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 1995 and 1994
                 (Dollars in thousands, except per share data)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Revenues
  Premiums and policy fees                             $     371    $      441
  Net investment income                                    2,920         2,767
  Realized investment gains (losses)                          (7)          -
  Commission and other income                                227           237
                                                       ----------   ----------

                                                           3,511         3,445
Benefits and expenses
  Current and future insurance benefits                       91           257
  Interest on investment contracts                         2,544         2,351
  Underwriting, acquisition and insurance expenses         1,258           695
  Other expenses                                             231           192
                                                       ----------   ----------

                                                           4,124         3,495
                                                       ----------   ----------

Loss before income taxes                                    (613)          (50)
Income tax expense                                           (20)           81
                                                       ----------   ----------

Net loss                                              $     (593)     $   (131)
                                                       ==========   ==========

Per share of Common Stock:
  Net income                                          $    (0.21)     $  (0.05)
                                                       ==========   ==========

Weighted average shares outstanding                    3,763,382     2,766,982
                                                       ==========   ==========

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                      $    (893)    $ (6,066)
 Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
   Cumulative effect to December 31, 1993
      of changing to a different method of
      recognizing ceding commission income                    -          3,859
   Accretion of fixed maturities                             (463)        (525)
   Realized investment (gains) losses                        (548)         354
   Amortization of cost in excess of net assets of
      businesses acquired                                     217           96
   Amortization of deferred acquisition costs               1,193        1,179
   Amortization of unearned ceding commission                (216)        (190)
   Deferral of unearned ceding commission                  10,077        9,361
   Deferral of acquisition costs                           (8,814)      (9,563)
 Change in assets and liabilities:
   Increase in investment contract benefits recoverable   (13,604)      (8,608)
   Increase in insurance reserves and interest on
    investment contracts                                   22,186       15,335
   (Increase) decrease in other assets, net                (1,220)        (114
   Increase in other liabilities, net                      (1,315)        (710)
                                                       ----------   ----------

    Net cash provided by operating activities               6,600        4,408

Cash flows from investing activities:
  Investment repayments:
    Mortgage loans                                             64          493
  Investments sold:
    Fixed maturities, held to maturity                        -           (500)
    Fixed maturities, available for sale                   59,426       36,002
    Equity securities, available for sale                     771           (1)
  Investments in:
    Fixed maturities, available for sale                  (58,175)     (54,944)
    Equity securities, available for sale                    (343)         -
  Policy loans, net                                           (14)          88
  Short-term investments, net                                 (64)          40
                                                       ----------   ----------

    Net cash used in investing activities                   1,665      (18,822)

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

              For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Cash flows from financing activities:
  Investment contract deposits                         $   87,098   $   93,642
  Investment contract withdrawals                         (34,039)     (18,260)
  Reinsurance contract deposits                           (80,250)     (74,194)
  Withdrawals recovered from reinsurance                   20,485        8,991
  Treasury stock purchased                                     (8)         -
  Common stock issued                                           1          -
                                                       ----------   ----------

    Net cash provided by financing activities              (6,713)      10,179
                                                       ----------   ----------

   Net increase (decrease) in cash and cash equivalents     1,551       (4,235)
Cash and cash equivalents, beginning of period              3,530        8,573
                                                       ----------   ----------

Cash and cash equivalents, end of period               $    5,081     $  4,338
                                                       ==========   ==========



Supplemental disclosure of cash flow information:
  Cash paid during the year to date:
     Interest on debt                                       $ 480        $ 480
     Income taxes                                              95          370

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following analysis discusses the results of operations and financial condition of Investors Insurance Group, Inc. (the "Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), and should be read in conjunction with the analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Products. The Company, through its subsidiary Investors, specializes in the sale of flexible premium deferred annuity products ("FPDA") as a retirement savings vehicle for individuals. Since 1990, sales of FPDAs have accounted for over 99% of the Company's premiums received. For the year to date period ended September 30, 1995, the Company's sales totaled $86.7 million, a decrease of 7.0% from the 93.2 million sold in the comparable period in 1994. Under generally accepted accounting principles ("GAAP"), premiums received on FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (primarily commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs ("DAC"). As a result of this deferral of costs and lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on FPDAs are reflected on the Company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities. The Company plans to recover its acquisition cost and make its profit from the excess of investment income, including capital gains and losses, over interest credited and other expenses. If the policy is prematurely terminated, the Company may not recover its acquisition costs or realize its expected profit. This risk is mitigated by the imposition of declining surrender fees.

Coinsurance. As a result of the Company's marketing success, its liability for future policy benefits has increased significantly. To manage the ratio of liabilities to net worth reflected in Investors' statutory financial statements, Investors coinsures 100% (90% prior to May 1, 1995) of all new annuity premiums received. The coinsurer then pays Investors a ceding commission from which Investors recovers its acquisition costs and makes its profit. While this ceding commission is not contingent in any way, it is not recognized when due, but rather over the life of the related annuity contract. The portion of the ceding commission representing recovery of acquisition costs is recognized as an offset to the amortization of the deferred acquisition costs; the portion representing profit is recognized as commission income. Premature termination of the policy will accelerate recognition of ceding commission. The change in the unearned ceding commission is described in the table below:

                                                             Future
                                                           Commission
                                                             Income
                                                          -----------
     Balance 12-31-94                                     $ 5,982,725
     Balance  9-30-95                                       7,720,705
                                                          -----------
     Change for the year to date
           period ending 9-30-95                          $ 1,737,980
                                                          ===========

     Balance 12-31-93                                     $ 3,958,552
     Balance  9-30-94                                       5,447,991
                                                          -----------
     Change for the year to date
           period ending 9-30-94                          $ 1,589,439
                                                          ===========

Investments. As a result of discussions with the Department of Insurance of the State of Delaware, the Company agreed to reduce its investment in CMO type securities to approximately 50% of its total investment portfolio. To achieve this objective, the Company began a program of replacing a portion of its securities in March 1995. These sales resulted in investment gains of $176,000. In the second quarter of 1995, the Company had two significant realized investment gains. As the result of a merger, the Company exchanged its shares of the common stock of Jupiter Tequesta National Bank for cash and shares of 1st United Bancorp and recognized a gain of $242,000. In settlement of litigation related to an investment that was written off several years ago, the Company received $132,000.


Liquidity and Capital Resources

The Company is an insurance holding company whose principle asset is the common stock of Investors. The Company's primary cash requirements are to meet debt service and to pay operating expenses. As a holding company, the Company relies on funds received from Investors in the form of commissions paid under a management and service agreement whereby the Company provides agent recruiting and administrative services. The State of Delaware generally limits the ability of Investors to pay cash dividends in excess of certain amounts without prior regulatory approval and also requires that certain agreements relating to the payment of fees and charges between the Company and Investors be approved by the Delaware Insurance Department.

The liquidity needs of Investors are met by premiums received from annuity sales, net investment income received, the proceeds from investments upon maturity, sale or redemption, and commissions received from its reinsurer on annuity contracts transferred. The primary uses of funds by Investors are the payment of surrenders, policy benefits, operating expenses and commissions, and the purchase of assets for investment purposes. No material capital expenditures are planned.

Investors must maintain adequate statutory capital and surplus in order to continue conducting business and producing life and annuity premium in the jurisdictions in which it is licensed. As the life insurance and annuity business produced by Investors increases, Investors expects to continue to satisfy statutory capital and surplus requirements through some combination of reinsurance and capital contributions by the Company. The State of Delaware has asked Investors to reduce its ratio of statutory liabilities to surplus to 15:1 by December 31, 1995 or modify its operating plans. As of September 30, 1995, this ratio is 22:1.

The Company is currently investigating its options for reducing this ratio. These options include reinsurance, strategic investment partners and sale of Investors. One of the proposals under consideration would involve reinsurance of certain annuity policies issued in 1990 and 1991 with a total account value of approximately $85 million. The potential impact of this transaction on the

GAAP basis financial statements has not been determined. If accepted, this transaction is expected to be completed before December 31, 1995.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At September 30, 1995, Investors percentage of total adjusted capital is well in excess of ratios which would require regulatory action.

The liquidity needs of the Company are met through commission income and, when required, liquidation of investments. Based on current projections which assume that the current level of expense and revenues will continue over the next several months, the Company will deplete its liquid assets and require additional funds to continue paying its bills as they become due. These funds are projected to be required in the second quarter of 1996. In conjunction with its investigations relating to Investors, the Company is also searching for ways to obtain these funds.


Results of Operations

For the Nine Months Ended September 30, 1995 and 1994

Premiums and policy fees increased $315,000, or 31.8%, to $1,305,000 in 1995 from $990,000 in 1994. This increase is primarily attributable to annuity policy terminations and surrenders. As the transactions take place, the Company earns fees from surrender charges and premium income from the selection of life contingent settlement options. These types of transactions can be expected to increase as the business ages.

Net investment income increased $545,000, or 6.7%, to $8.6 million in 1995 from $8.1 million in 1994. This change reflects earnings on a larger average investment base and a decline in the weighted average yield on the portfolio to 7.61% in 1995 from 7.65% in 1994.

Realized investment gains were increased $902,000, or 254.8% to $548,000 in 1995 from $(354,000) in 1994. The 1995 gain is primarily the result of three transactions: the Company's program to realign its investments to limit CMO type assets to approximately 50% of the total investment portfolio, the exchange of the shares of Jupiter Tequesta National Bank and settlement of litigation discussed above. The 1994 loss resulted primarily from the write down to market of an investment in an affiliate.

Commission and other income increased $80,000, or 13.7%, to $663,000 in 1995 from $583,000 in 1994. This increase is primarily due to service fees on the block of reinsured business. Service fees and commissions earned grow as the size of the block increases. This increase was partially offset by the reduction of commission income from the termination of the Medicare supplement and accelerated life business in 1994.

Current and future insurance benefits increased $142,000, or 26.4%, to $680,000 in 1995 from $538,000 in 1994. This increase reflects both an increase in surrenders in 1995 and termination of Medicare supplement and accelerated life business during 1994.

Interest on investment contracts increased $718,000, or 10.9%, to $7.3 million in 1995 from $6.6 million in 1994. This change was the result of both an increase in the account value of the business retained and an increase in the weighted average crediting rate to 6.03% in 1995 from 5.87% in 1994.

Underwriting, acquisition and insurance expenses decreased $223,000, or 6.2%, to $3,360,000 in 1995 from $3,583,000 in 1994. This change is the result of a decrease in the level of promotion and advertising expenses and an increase in the deferral of policy acquisition costs related to the increase in the volume of new business.

Other expenses  increased $117,000, or 20.4%, to $692,000 in 1995 from $575,000 in 1994. This line consists of interest on the $8 million debt and amortization of the cost in excess of net assets of business acquired. This increase reflects the higher rate of amortization adopted in December 1994.

Income tax expense (benefit) decreased $225,000, or 109.8%, to $(20,000) in 1995 from $205,000 in 1994. These balances result from the calculation of actual tax expense incurred by Investors, which is based on statutory income with some adjustments such as the statutory specified acquisitions costs and the small life insurance deduction. While the Company calculates deferred tax assets and liabilities, it maintains a 100% allowance against its net deferred tax assets until realization is more readily determinable.

Net Loss decreased $5,172,000, or 85.3%, to $894,000 in 1995 from $6,066,000 in
1994. In addition to the impact of the 1994 change in accounting, the decline in the loss is attributable to the increase in realized investment gains and the decrease in underwriting, acquisition and insurance expenses.


For the Three Months ended September 30, 1995 and 1994

Premiums and policy fees decreased $70,000, or 15.9%, to $371,000 in 1995 from $441,000 in 1994. This decrease is primarily attributable to annuity policy terminations and surrenders. As these surrender transactions take place, the Company earns fees from surrender charges and recognizes premium income if policy holder selects a life contingent settlement option. During this quarter, conversions to life contingent settlement options decreased while surrender charges increased.

Net investment income increased $153,000, or 5.5%, to $2.9 million in 1995 from $2.7 million in 1994. This change reflects earnings on a larger average investment base and a decline in the weighted average yield on the portfolio to 7.61% in 1995 from 7.65% in 1994.

Realized investment gains were $(7,000) in 1995. This loss results from the Company's continuing program to reduce its CMO holdings. There were no realized investment gains or losses in 1994.

Commission and other income decreased $10,000, or 4.2%, to $277,000 in 1995 from $237,000 in 1994. This change is due to the substantially offseting impacts of the increase in service fee income and the decrease in commissions resulting from the termination of the Medicare supplement and accelerated life lines.

Current and future insurance benefits decreased $166,000, or 64.6%, to $91,000 in 1995 from $257,000 in 1994. This decline is primarily the result to the termination of Medicare supplement and accelerated life business during 1994.

Interest on investment contracts increased $193,000, or 8.2%, to $2.544 million in 1995 from $2.351 million in 1994. This change was primarily the result of the increase in the account value of the business retained. The weighted average crediting rates also increased to 6.28% in 1995 from 6.04% in 1994.

Underwriting, acquisition and insurance expenses increased $563,000, or 81.0%, to $1,258,000 in 1995 from $695,000 in 1994. This change is primarily the result of unlocking of the estimated amortization of deferred acquisition costs in 1994.

Other expenses  increased $39,000, or 20.3%, to $231,000 in 1995 from $192,000 in 1994. This line consists of interest on the $8 million debt and amortization of the cost in excess of net assets of business acquired. This increase reflects the higher rate of amortization adopted in December 1994.

Income tax expense (benefit) decreased $101,000, or 125.7%, to $(20,000) in 1995 from $81,000 in 1994. These balances result from the calculation of actual tax expense incurred by Investors, which is based on statutory income with some adjustments such as the statutory specified acquisitions costs and the small life insurance deduction. While the Company calculates deferred tax assets and liabilities, it maintains a 100% allowance against its net deferred tax assets until realization is more readily determinable.

Net loss changed $463,000, or 353.4%, to ($593,000) in 1995 from
$(131,000) in 1994. The increase in loss is primarily a reflection of the 1994 unlocking of actuarial assumptions related to the capitalization and amortization of deferred acquisition costs and unearned reinsurance commissions.

                          PART II - OTHER INFORMATION

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings

       See Part I, Item 1. Financial Statements - Notes to Consolidated
          Financial Statements - Note 2.  Contingency

Item 2.   Changes to Securities

       None

Item 3.   Defaults Upon Senior Securities

       None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual shareholders meeting is scheduled for November 17, 1995. At that meeting shareholders will be asked to elect directors (Melvin C. Parker, Ronald
W. Hayes, Donald F. U. Goebert, Ernest D. Palmarella and Jack L. Howard) and approve an amendment to the Articles of Incorporation to authorize a class of preferred stock and grant exclusive authority to the Board of Directors to determine the rights and preferences of the preferred stock.

Item 5.   Other Information

       None

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

          None

       (b) Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   INVESTORS INSURANCE GROUP, INC.
                                   -------------------------------------
                                   (Registrant)


Date:  November 13, 1995           /s/Melvin C.  Parker
                                   -------------------------------------
                                   Melvin C. Parker
                                   President