Form 10-Q/A
period 1995-09-30
INVESTORS INSURANCE GROUP INC
filed 1995-11-28
CIK 43340

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                     September 30, December 31,
Assets                                                    1995         1994
                                                       ----------    ----------
                                                       (Unaudited)
Investments:
  Fixed maturities held to maturity, at amortized
   cost (market $10,077 in 1995 and $8,957 in 1994)    $   9,506     $    9,509
  Securities available for sale:
    Fixed maturities, at market (amortized cost
      $143,815 in 1995 and $144,426 in 1994)             147,782        132,025
    Equity securities, at market (cost $354 in
      1995 and $407 in 1994)                                 409            662
  Short-term investments                                     376            312
  Mortgage loans                                             584            648
  Policy loans                                               604            590
                                                         -------        -------

     Total                                               159,261        143,746

Cash and cash equivalents                                  5,081          3,530
Investment in affiliate                                    1,087            874
Accrued investment income                                  1,098            999
Deferred acquisition costs                                42,784         45,405
Investment contract benefits recoverable                 335,442        262,058
Reinsurance benefits receivable                            2,124          1,069
Income taxes recoverable                                     174            -
Cost in excess of net assets of businesses
  acquired (less accumulated amortization of
  $951 in 1995 and $744 in 1994)                           3,735          3,942
Other assets                                                 299            418
                                                         -------        -------


Total Assets                                            $551,085       $462,041
                                                         =======        =======






See accompanying notes

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                     September 30, December 31,
Liabilities and Shareholders' Equity                      1995         1994
                                                       ----------    ----------
                                                       (Unaudited)
Liabilities:
  Future policy benefits and claims:
    Investment contracts                                 $496,751     $422,937
    Life insurance reserves                                 6,759        5,325
    Accident & health reserves                                  7           11
  Unearned ceding commission                               37,912       36,755
  Note payable                                              8,000        8,000
  Amounts due to reinsurer                                  1,757        2,988
  Accrued expenses                                            213          267
  Other liabilities                                         2,046        2,076
                                                       ----------   ----------

     Total                                                553,445      478,359

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











See accompanying notes

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             For the Nine Months Ended September 30, 1995 and 1994
                 (Dollars in thousands, except per share data)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Revenues
  Premiums and policy fees                             $   1,305    $      990
  Net investment income                                    8,633         8,088
  Realized investment gains (losses)                         548          (354)
  Commission and other income                                663           583
                                                       ----------   ----------

                                                          11,149         9,307
Benefits and expenses
  Current and future insurance benefits                      680           538
  Interest on investment contracts                         7,331         6,613
  Underwriting, acquisition and insurance expenses         3,360         3,583
  Other expenses                                             691           575
                                                       ----------   ----------

                                                          12,062        11,309
                                                       ----------   ----------

Loss before income taxes                                    (913)       (2,002)
Income tax expense                                           (20)          205
                                                       ----------   ----------
Loss before cumulative effect
      of change in accounting principle                     (893)       (2,207)

Cumulative effect to December 31, 1993
      of changing to a different method of
      recognizing ceding commission income                   -           3,859
                                                       ----------   ----------

Net loss                                                $   (893)   $   (6,066)
                                                       ==========   ==========
Per share of Common Stock:
 Loss before cumulative effect
     of change in accounting principle                  $  (0.32)   $    (0.80)

 Cumulative effect to December 31, 1993
     of  changing to a different method of
     recognizing ceding commission income                   -            (1.39)
                                                       ----------   ----------

  Net loss                                              $  (0.32)  $     (2.19)
                                                       ==========   ==========

Weighted average shares outstanding                     2,764,402    2,766,982
                                                       ==========   ==========


See accompanying notes

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
             For the Three Months Ended September 30, 1995 and 1994
                 (Dollars in thousands, except per share data)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Revenues
  Premiums and policy fees                             $     371    $      441
  Net investment income                                    2,920         2,767
  Realized investment gains (losses)                          (7)          -
  Commission and other income                                227           237
                                                       ----------   ----------

                                                           3,511         3,445
Benefits and expenses
  Current and future insurance benefits                       91           257
  Interest on investment contracts                         2,544         2,351
  Underwriting, acquisition and insurance expenses         1,258           695
  Other expenses                                             231           192
                                                       ----------   ----------

                                                           4,124         3,495
                                                       ----------   ----------

Loss before income taxes                                    (613)          (50)
Income tax expense                                           (20)           81
                                                       ----------   ----------

Net loss                                              $     (593)     $   (131)
                                                       ==========   ==========

Per share of Common Stock:
  Net income                                          $    (0.21)     $  (0.05)
                                                       ==========   ==========

Weighted average shares outstanding                    2,763,382     2,766,982
                                                       ==========   ==========











See accompanying notes

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                             (Dollars in thousands)

                                                          1995         1994
                                                       ----------    ----------
                                                       (Unaudited)  (Unaudited)
Cash flows from operating activities:
 Net income (loss)                                      $    (893)    $ (6,066)
 Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
   Cumulative effect to December 31, 1993
      of changing to a different method of
      recognizing ceding commission income                    -          3,859
   Accretion of fixed maturities                             (463)        (525)
   Realized investment (gains) losses                        (548)         354
   Amortization of cost in excess of net assets of
      businesses acquired                                     217           96
   Amortization of deferred acquisition costs               1,193        1,179
   Amortization of unearned ceding commission                (216)        (190)
   Deferral of unearned ceding commission                  10,077        9,361
   Deferral of acquisition costs                           (8,814)      (9,563)
 Change in assets and liabilities:
   Increase in investment contract benefits recoverable   (13,604)      (8,608)
   Increase in insurance reserves and interest on
    investment contracts                                   22,186       15,335
   (Increase) decrease in other assets, net                (1,220)        (114
   Increase in other liabilities, net                      (1,315)        (710)
                                                       ----------   ----------

    Net cash provided by operating activities               6,600        4,408

Cash flows from investing activities:
  Investment repayments:
    Mortgage loans                                             64          493
  Investments sold:
    Fixed maturities, held to maturity                        -           (500)
    Fixed maturities, available for sale                   59,426       36,002
    Equity securities, available for sale                     771           (1)
  Investments in:
    Fixed maturities, available for sale                  (58,175)     (54,944)
    Equity securities, available for sale                    (343)         -
  Policy loans, net                                           (14)          88
  Short-term investments, net                                 (65)          40
                                                       ----------   ----------

    Net cash used in investing activities                   1,664      (18,822)






See accompanying notes

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
















See accompanying notes

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of the Company and its wholly-owned subsidiaries as of September 30, 1995, and the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.


2.  Contingency

There is an action pending against Investors Insurance Group, Inc. (formerly Gemco National, Inc.) ("IIG"), in the Supreme Court of the State of New York, County of New York, entitled Federal Insurance Company vs. Gemco National, Inc., in which Federal Insurance Company ("Federal") seeks compensatory damages in excess of $550,000 for an alleged breach of contract. Federal alleges that IIG breached its agreement with Federal to pay the premiums on its automobile, worker's compensation and commercial insurance policies underwritten by Federal for IIG's former subsidiary, the Ampat Group, Inc. Oral depositions in regard to this matter commenced in the Spring of 1990. There has been no activity with regards to this matter since that time. Management intends to vigorously defend this action. Management believes that the Company has valid defenses which it will assert in defense of this matter.


3.  Income Taxes

The Company and its non-insurance subsidiaries file a consolidated federal income tax return. The life insurance subsidiary files a separate federal income tax return and is taxed as a life insurance company under the Tax Reform Act of 1986.

At September 30, 1995, the Company had net operating loss carryforwards for federal income tax and financial reporting purposes of approximately $7.1 million and capital loss carryforwards of approximately $220,000 available to offset future income of the parent company and non-insurance subsidiaries. These carryforwards expire in the years 1996 through 2009.


4. Options

During the nine months ended September 30, 1995, the Company issued 68,000 share options under its Agents Plan at market ($1.50 to $2.06 per share). If unexercised, these options expire two years after issue.

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


                                   INVESTORS INSURANCE GROUP, INC.
                                   -------------------------------------
                                   (Registrant)


Date:  November 28, 1995           /s/Melvin C.  Parker
                                   -------------------------------------
                                   Melvin C. Parker
                                   President