Form 10-K
period 1995-12-31
INVESTORS INSURANCE GROUP INC
filed 1996-06-10
CIK 43340

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

           [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                                      OR

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  1-8069

                        INVESTORS INSURANCE GROUP, INC.
            (Exact name of registrant as specified in its charter)


              Florida                           13-2574130
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification no.)

        7200 W. Camino Real
        Boca Raton, Florida                         33433

      (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code: (407) 391-5043

      Securities registered pursuant to Section 12(b) of the Act:

           Title of each class             Name of each exchange
                                            on which registered

       Common Stock $.50 par value        American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES ____         NO __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 8, 1996 was $1,596,977.

The number of shares of Registrant's Common Stock, par value $.50, outstanding on April 8, 1996 was 2,767,789 shares.

Documents incorporated by reference: Form 8K dated February 13, 1996.

                                    PART I


Item 1. Business

Investors Insurance Group, Inc. ("IIG" or the "Company") is a holding company which manages its subsidiaries' operations and recruits agents for its life insurance subsidiary. IIG was incorporated under the laws of the State of Florida on May 11, 1993 and is the successor corporation of the former Gemco National, Inc. ("Gemco"), a New York corporation founded in 1966. The change in corporate identity was made to increase investor awareness of IIG's current market focus and was approved by Gemco's shareholders at the Annual Meeting of Shareholders on June 11, 1993. The actual change was accomplished by the merger of Gemco National, Inc. into a new Florida corporation, Investors Insurance Group, Inc., on September 1, 1993.

The Company specializes in the sale of flexible premium deferred annuity products through its wholly-owned subsidiary, Investors Insurance Corporation ("Investors"), a life insurance company founded in 1956. The Company has two other subsidiaries, IIC, Inc. and Investors Marketing Group, Inc. ("IMG"). IIC, Inc. is an insurance holding company which serves as the intermediate parent of Investors, while IMG performs agent recruitment services for a select group of unaffiliated life insurance companies.

Annuities have traditionally been used by individuals as a tax-deferred savings vehicle for retirement planning and the Company designs its products and directs its marketing efforts towards this savings and retirement market. U.S. Census Bureau statistics indicate that the pre-retirement segment of this market, ages 45-64, is the fastest growing age group in the country and project a 30% increase in the number of individuals in this age group during the 1990s. The Company believes that this demographic trend, longer life expectancy, and rising per capita income (as well as the tax deferred savings advantage of annuity products) will increase the demand for annuities in retirement planning. To date, the 50 and older age group has accounted for the majority of all annuity premiums received by the Company and management believes that as this group expands, it will have an increasing interest in saving for retirement and unanticipated medical costs.

The Company seeks to make sales of retirement savings products by offering annuity products that meet the demands of agents and the pre- and post-retirement population. The Company markets its products through independent agents licensed in 21 states. Investors' agents are recruited by IIG, as well as through other national marketing agencies ("NMAs"). As of December 31, 1995, the Company had approximately 2,000 independent agents licensed to sell the Company's products. Since 1990, approximately 90% of annuity premiums received by Investors have been produced by agents recruited by IIG or its predecessor.

The Company's Corporate Headquarters is located at 7200 West Camino Real, Suite 203, Boca Raton, Florida 33433. The Corporate Headquarters' telephone number is (407) 391-5043. The Company's Administrative and Financial operations are located at 3030 Hartley Road, Jacksonville, Florida 32257. The telephone number at this location is (904) 260-6990.





         3                         Products

The Company specializes in the sale of flexible premium deferred annuity ("FPDA") products to individuals. During each of the past five years, sales of FPDAs have accounted for over 95% of the Company's premiums received.

FPDAs begin with a specific initial premium deposit by the policyowner at the time of issuance and allow additional contributions to the policy whenever the policyowner wants to make them. Following an accumulation period, the policyowner is entitled to receive the accumulated value of the policy as a lump-sum payment or through annuity payments over a certain period, or for life. Interest credited during the accumulation period generally is not subject to federal or state income tax.

Investors currently sells several variations of FPDA products with different benefits, interest rates and commission structures. These products offer tax-deferred accumulation of interest, one year interest rate guarantees, guaranteed cash values, and a choice of guaranteed income options on the selected maturity date. The products are continuously reviewed and modifications made to remain competitive within the target market.

The Company's operating earnings are derived from its coinsurance ceding commission and the excess of its actual investment income, including realized gains (losses), over interest credited to annuity contracts and expenses. In determining credited rates, Investors takes into account the profitability of its annuity business and the relative competitive position of its products. Credited rates during the initial and any renewal period are based on assumptions and estimates relating principally to persistency, investment yield and expenses as well as management's judgment with respect to market and competitive conditions.

Investors' FPDAs have an initial credited interest rate that is guaranteed for one year. Following the initial guarantee period, Investors may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts of 3.0% or 4.0% (minimum rates of 6.0% to 7.0% during the surrender charge period apply to a portion of the business). At December 31, 1995, initial crediting rates ranged from 7.0% to 12.0%, based on contract provisions; renewal crediting interest rates ranged from 4.0% to 7.0%.

The Company incorporates a number of features in its annuity products designed to reduce the occurrence and adverse effect of premature termination of the policy. Premature termination of an annuity contract results in the loss of the Company's anticipated future investment earnings related to the annuity deposit and in the accelerated recognition of expenses related to policy acquisition, principally commissions, which are otherwise recoverable over the life of the policy. However, if the policy were coinsured, premature termination will accelerate recognition of the coinsurance ceding commission (see Note 1 to the Financial Statements in Item 8).

The primary feature incorporated by the Company into its products to minimize premature terminations is a surrender charge. While the policyowner is permitted to withdraw all, or a portion, of the accumulated value, such withdrawals are generally subject to a declining surrender charge during the first nine years of the policy's life. The Company permits free annual withdrawals following the first policy anniversary, but such withdrawals are limited to 10% of the eligible accumulated value. In addition, one of the Company's annuity products has a mandatory five year payout feature which requires that all policy withdrawals, except 10% free withdrawals, be paid out over a period of no less than five years. This product feature provides the

Company protection from large withdrawal activity in rising interest rate scenarios as policyholders move funds in search of higher interest rates.

The Company expanded its senior oriented product line in 1993 with the addition of a Medicare Supplement health insurance plan and an accelerated benefit life insurance product, both of which are considered important coverages to senior age individuals. The Company's Medicare supplement plan was specifically designed to attract female non-smokers, while the accelerated life product was designed to provide a 100% acceleration of the death benefit upon the diagnosis of a 12 month terminal illness. Development and marketing efforts were quite extensive and related expenses totaled over $630,000 during 1993. Following the introduction of the Medicare Supplement product, this very competitive market became subject to much uncertainty, primarily attributed to the intense scrutiny placed on health care by federal and state governments. In addition, the promotion of Medicare HMOs put a significant strain on the Company's ability to compete effectively in this market. In December 1993, with expected premium volumes well below breakeven levels, management withdrew the Medicare supplement policy from the market. To further reduce its exposure to future losses, in April 1994, the Company negotiated the sale of this business to Old Surety Life Insurance Company.

The Company's accelerated life product, while well received by some agents, did not generate significant interest in the marketplace and was withdrawn from the market in December 1994. The reinsurance agreement with Winterthur Life Re ("WLR") will continue to provide the Company protection from adverse loss experience on this product.


Investments

The Company's long term profitability is largely determined by its ability to maintain a spread between its investment earnings and the interest credited on its annuity products. At December 31, 1995, the Company had $172 million of cash and invested assets, of which $170 million or approximately 98.8% represented cash or investments in fixed income securities.

The Company's fixed income investments are comprised exclusively of securities issued by the U.S. Government, or U.S. Government agencies and sponsored enterprises. All investments are made in accordance with guidelines established by the Board of Directors as to type, liquidity, maturity and duration of investment. These guidelines were developed in order to match the cash flows of the investments with the expected cash requirements of policy liabilities. The management of the Company's fixed income investments, in accordance with these guidelines, is handled by Asset Allocation and Management Companies ("AAM") of Chicago, Illinois.

Approximately 57% of the Company's fixed income investments are collateralized mortgage obligations ("CMOs"). Like all mortgage-backed investments, CMO securities are subject to prepayment risk, especially in periods of declining interest rates when the mortgages which collateralize the security are repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower prevailing rates. As a result, holders of CMOs could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.

The Company has reduced this risk of prepayment by investing its mortgage-backed investment portfolio in planned amortization class ("PAC") and targeted amortization class ("TAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO. In the first quarter of 1995, the Company began to redirect its investments away from CMOs and toward other types of securities backed by the U. S. Government or its agencies. Ultimately the Company plans to reduce its CMO holdings to approximately 50% of its portfolio. The Company uses expected prepayment assumptions to account for its mortgage-backed securities. Accordingly, as prepayment rates on mortgage-backed securities change, the Company adjusts its income realization on mortgage-backed securities to reflect the best estimate of future cash flows and the corresponding income resulting from the accretion of discounts and the amortization of premiums.

The Company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The estimated weighted average duration of the Company's fixed income investment portfolio was 5.63 years as of December 31, 1995. The relatively short nature of the investment portfolio reflects the characteristics of the Company's liabilities. The majority of the Company's policy and deposit liabilities represent reserves for FPDAs that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, when applicable. The cash flows of the Company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The Company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The Company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio.


Reinsurance

Under generally accepted accounting principles, amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented separately. Under statutory accounting, the recoverable amounts are off set against the related policy liabilities.

In 1991, the Delaware Department of Insurance ("Delaware") expressed concern over Investors' ratio of statutory policy liabilities to its capital and surplus. To address this concern, on October 1, 1991 Investors entered into a coinsurance agreement with Republic-Vanguard Life Insurance Company ("RVL"), a member of Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies. Under the terms of this agreement 80% of all new annuity contracts written by Investors was coinsured with RVL. This agreement enabled the Company to slow the growth of its policy liabilities while at the same time adding additional capital and surplus from the profits on the coinsured portion of the business.

By 1994, however, the growth of the unreinsured portion of the business had raised the ratio of statutory policy liabilities to capital and surplus to a level that brought renewed concern from Delaware. To address this concern, Investors increased the coinsurance rates for new business from 80% to 90% on October 1, 1994 and to 100% on May 1, 1995 while at the same time it developed plans to raise additional capital. Raising the coinsurance rates stopped the ratio from significantly increasing, but by late 1995 the ratio was still in excess of twenty to one, in excess of Delaware's target of fifteen to one, and it became clear that additional capital could not be raised prior to the end of the 1995. Therefore, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Under its terms, this agreement became effective on December 31, 1995 and, with Delaware's approval, was reflected in Investors' 1995 statutory statement. (However, since the agreement did not actually close until 1996, it was reflected as a 1996 transaction under generally accepted accounting principles.) This additional reinsurance reduced the ratio below Delaware's target.

During 1996, the Company plans to continue its efforts to raise additional capital (see discussion below under Regulations and Licensing). This additional capital will enable it to reduce its coinsurance rate on new business and grow its block of inforce business while avoiding Delaware's concern about the ratio.

Investors receives acquisition ceding commissions and continuing service fees on coinsured business. Until December 31, 1993, the Company's accounting policy was to reduce the deferred acquisition costs related to the ceded annuity contracts by the portion of the costs recovered through the ceding commission and to recognize the excess ceding commission at the time it was received. Effective January 1, 1994, the Company adopted a new accounting policy under which the recovered acquisition cost and excess ceding commission are recognized over the life of the related annuity contracts.

The new accounting policy is derived from provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Under SFAS 113, ceding profits of an insurance company resulting from ceding insurance risks (as specifically defined) are recognized over the life of the related insurance policy, rather than as the risk is ceded. SFAS No. 113 provides specific guidance on accounting for the excess ceding commissions that result from the transfer of insurance risks. For other types of risk transfer arrangements, such as the Company's coinsurance of its annuity contracts, SFAS No. 113 simply specifies "deposit accounting" and does not provide specific guidance for applying this method of accounting. Many insurance companies have adopted a type of "deposit accounting" very similar to the accounting specified for insurance risks, under which excess ceding commissions are recognized over the life of the related contracts. In view of this emerging consensus, and in the interest of comparability of its financial statements with those of other insurance companies, the Company has decided to adopt this approach to accounting for its excess ceding commissions.

Under the new accounting method, the deferred acquisition costs related to the annuities are not reduced; the full ceding commission, including the ceding profit and the recovery of the annuity acquisition costs, is treated as unearned income. This unearned ceding commission is treated as earned in direct relation to the present value of expected gross profits of the related annuity contracts, which is the same manner in which the related deferred amortization costs are amortized. Like deferred acquisition costs, the unearned ceding commission will be adjusted retrospectively when changes are made to the current or future estimated gross profits. As the ceding commission is earned, the profit portion is recognized as commission income and the cost recovery portion is offset against the amortization of deferred acquisition costs.

Normally, the Company plans to recover its acquisition cost and make its profit from the excess of investment income over interest credited and other expenses. If the policy is prematurely terminated, the Company may not recover its acquisition costs. However, if the risk is coinsured, premature termination will accelerate recognition of the unearned ceding commission.

In May of 1992, Investors Insurance negotiated a stop loss reinsurance treaty with RVL. This treaty (INVE0002) was entered into in an effort to further increase consumer confidence in the Company's financial stability. Under the terms of this agreement, RVL will provide excess of loss coverage on the 20% of Investors' annuities not directly ceded to them and will pay any losses in excess of 120% of the sum of premiums plus investment income plus any positive net capital gains on the policies covered. This treaty became effective June 1, 1992 for all annuity premium written through December 31, 1992. In 1993, the stop loss terms were revised to reduce the cost to Investors from 0.020% of premiums to 0.014% of premiums. This reduction was accomplished by increasing the attachment point for the beginning of coverage from 120% to 130% of the sum of premiums plus investment income plus any positive net capital gains. The new treaty (INVE0003, amended by INVE004 and INVE005) became effective on January 1, 1993 and covered all annuity policies written through December 31, 1994. Policies issued after December 31, 1994 are not covered by these stop loss arrangements.

To offset the surplus strain on the accelerated benefit life product, Investors negotiated a reinsurance agreement with Winterthur Life Re ("WLR"), another member of the Winterthur Swiss Insurance Group. This agreement (INVEWL01) provided that 80% of all accelerated benefit life policies written be coinsured with WLR. The commissions and expense allowance for this product equals 145% of first year premium with additional amounts for renewal premiums ranging from 17% in years 2 through 10 to 15% for years eleven and after.


Employees and Independent Contractors

As of February 15, 1996, the Company and its subsidiaries had 27 full-time employees and 3 part-time employees. As of the same date, Investors had approximately 2,000 independent insurance agents licensed directly to it. All of these agents are independent contractors who also represent other insurance companies and are not employees of Investors.


Competition

The life insurance industry is highly competitive with many life insurance companies offering diverse products with many alternative marketing or distribution systems. Many of these life insurance companies have been in business for a longer time, are more widely known by reason of such factors as age and size and have greater financial resources than the Company. However, due to the specialized nature of Investors' products, the Company competes directly with a relatively small number of other insurance companies nationwide and in regional and state markets. Management believes that Investors has been able to attract and will continue to be able to attract, motivate and retain productive independent marketing organizations and agents by providing quality products and service.

Currently, banks and bank holding companies are entering the insurance and securities businesses resulting in increased competition for the Company's products. The banking industry can be expected to continue to seek expanded powers to sell insurance and annuities through both changes in the law or interpretation of current laws. The ultimate outcome and timing of such changes are not easily anticipated, but the Company will continue to monitor developments in order to respond quickly to new opportunities or increased competition.


Regulation and Licensing

As an insurance company, Investors is subject to regulation and supervision in the states in which it is authorized to do business. This regulation is designed primarily to protect policyholders. Although the extent of regulation varies from state to state, in general the insurance laws of the states establish supervisory agencies with broad administrative powers. These powers include the granting and revocation of licenses to transact business, licensing of agents, approval of products and policy forms, determination of permissible investments, and establishment of minimum reserve requirements and capital and surplus levels.

The state regulations require Investors to file detailed periodic financial reports with the supervisory authorities in each of the states in which it does business. These reports are prepared based on what is known as the statutory accounting principles, which differs from the generally accepted accounting principles ("GAAP"). The primary differences between these two sets of accounting principles are:

       Deferred Acquisition Costs. These costs are treated as a period expense on a statutory basis, but are amortized over the expected gross profits under GAAP;

       Policy Liabilities. The calculation of the liability for future policy benefits is based on different assumptions for statutory purposes than for GAAP and is reported net of reinsurance;

       Unearned Ceding Commission. Subsequent to the change in GAAP accounting described in footnote 1, the excess ceding commission (GAAP profit) is deferred and amortized based on the expected gross profit of the related annuity contracts. Prior to this change, both statutory and GAAP profits were consistently recognized as the business was ceded;

       Investment Market Value Adjustment. All fixed maturity securities are reported at amortized cost for statutory purposes, while GAAP requires the fixed maturities classified as "available for sale" to be reported at market value for 1995 and 1994 and at the lower of aggregate amortized cost or market in prior years;

       Goodwill. The excess of the purchase price of Investors over its identifiable assets and liabilities is deferred and amortized for GAAP. These costs are not recognized under statutory accounting;

       Interest Maintenance and Asset Valuation Reserves. These reserves are treated as liabilities for statutory purposes, but are restored to capital and surplus for GAAP;

       Non-Admitted Assets. Certain designated assets are not recognized under statutory accounting;

       Deferred Income Taxes. Under certain conditions, the impact of certain variances from taxable income is recognized as an adjustment to income tax expense for GAAP, but not for statutory accounting purposes; and

       Premium Revenue. Under GAAP, premiums related to certain interest sensitive products is excluded from revenue.

In addition to these differences, from time to time, insurance companies may record transactions in different periods for regulatory purposes than under generally accepted accounting principles. The New Era reinsurance agreement was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

Since Investors is incorporated in Delaware, the Delaware Department of Insurance is the primary regulatory body which supervises Investors' operations. However, other states' agencies (such as Florida, Arizona and California) exercise regulatory authority over Investors where the majority of its products are sold. Under the rules of the National Association of Insurance Commissioners ("NAIC"), one or more of the supervisory agencies will examine Investors periodically (usually at three year intervals) on behalf of all the states in which it is licensed to conduct business. During 1993, Investors was examined by the Delaware Department of Insurance for the three year period ended December 31, 1992. The official examination report contained no significant adjustments with respect to Investors' statutory financial statements or capital and surplus. In February 1996, the Delaware Department of Insurance began its regular triennial examination for the period ended December 31, 1995. This examination is expected to be completed near the end of 1996.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards, effective in 1993, provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1995, Investors' percentage of total adjusted capital is well in excess of ratios which would require regulatory action.

The NAIC has formulated twelve ratios which are referred to as the Insurance Regulatory Information System ("IRIS") ratios. The IRIS ratios are used to help evaluate each life insurance company's financial performance. Companies which have four or more ratios falling outside of the "expected" ranges may be subject to additional regulatory review. In 1995, Investors had five IRIS ratios falling outside the expected ranges. Investors will furnish an explanation of the exceptions to the Delaware Department of Insurance, which may then disseminate the information to other insurance departments.
Investors may experience future IRIS ratios outside of industry standards due to continued growth and extensive use of reinsurance, but management does not anticipate any substantial regulatory issues to result.

During 1995, Delaware expressed increased concern over Investors' high ratio of statutory policy liabilities to capital and surplus. In December 1995, the IIG signed a definitive agreement to sell Investors to Standard Management Corporation ("SMC") in exchange for stock of SMC and relief from IIG's $8 million note. However, in the first quarter of 1996, the agreement was terminated and a controversy ensued between IIG and SMC regarding the basis of this termination. In April 1996, IIG agreed to settle all the disputes arising from this agreement and its termination by paying SMC $8,000 in cash and 72,000 restricted shares of IIG stock.

Simultaneously with IIG's search for additional capital, Investors responded directly to Delaware's concern by structuring a reinsurance agreement for a significant block of its business. As described in Note 5 of the Company's financial statements, in the first quarter of 1996, Investors closed a reinsurance agreement with New Era. This agreement was effective December 31, 1995 and, based on Delaware's approval, was recorded in Investors' statutory financial statements for 1995 (under generally accepted accounting principles, this transaction was recorded in 1996). As a result, Investors' ratio of statutory liabilities to capital and surplus was reduced below Delaware's target. However, Delaware continues to monitor Investors closely, including reviewing and approving certain expenditures.

Because of the amount of business Investors writes in California (approximately 33% of its total in 1995), that State considers Investors to be "commercially domiciled" in California and regulates it accordingly. Therefore, in addition to Delaware's approval, Investors had to obtain approval for the New Era reinsurance agreement from the California Department of Insurance ("California"). California approved the coinsurance portion on the New Era agreement, but wanted additional time to review the assumption portion of the agreement. Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million by June 30, 1996 in order to continue to write new business in California. The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1995 level based on its current statutory capital and surplus. In 1995, Investors wrote approximately 24% of its new business in Arizona.

To satisfy both California and Arizona, the Company signed a definitive agreement on April 29, 1996 with AAM Capital Partners, L. P. ("AAM") for the sale of up to $7,000,000 of convertible voting preferred stock (70,000 shares). This infusion of capital will be used to recapitalize IIG's insurance subsidiary, Investors Insurance Corporation. The insurance company will then be able to retain a larger portion of its profitable annuity business that is currently being ceded to a reinsurer. AAM has in-depth expertise of insurance operations and plans to help IIG utilize its marketing expertise in a number of new and expanding markets. AAM is an equity investment fund which participates in investments in the insurance industry.

Under the terms of the agreement, which is scheduled to close on June 30, 1996, IIG's Board of Directors will expand to seven members. As separate groups, the owners of the preferred and common shares will each separately elect three directors. The remaining director will be elected by all the shareholders. Each preferred share will be convertible at any time into 100 shares of common stock or, after December 31, 2001, redeemable for $100 per share, plus accrued dividends at the option of the holder. In conjunction with this agreement, IIG will exchange 250,000 restricted shares of its common stock for all of IIG's currently outstanding warrants to purchase 1,000,000 shares of common stock. These warrants are currently held by Chester County Fund, Inc., IIG's largest shareholder.

In addition to the normal and customary contingencies, final closing of the agreement is subject to regulatory approval and the full subscription of AAM's coinvestor group.

If this agreement closes as scheduled, the additional capital should satisfy the conditions set by both California and Arizona and reduce the level of regulatory scrutiny from Delaware.


Item 2.  Properties

The Company leases approximately 1,300 square feet of office space on the second floor of a building at 7200 West Camino Real, Boca Raton, Florida 33433. This lease expires on September 30, 1998.

Investors leases approximately 6,700 square feet of office space on the third floor of a building at 3030 Hartley Road, Jacksonville, Florida 32257. This lease expires on October 31, 1996.

Neither the Company or its subsidiaries own any commercial real estate.


Item 3.  Legal Proceedings

There is action pending against the Company in the Supreme Court of the State of New York, County of New York entitled Federal Insurance Company v. Gemco National, Inc. in which Federal Insurance Company ("Federal") seeks compensatory damages of $596,000 for an alleged breach of contract. Federal alleges that the Company breached its agreement with Federal to pay the premiums on its automobile, worker's compensation and commercial insurance policies underwritten by Federal for the Company's former subsidiary, the Ampat Group Inc. Oral depositions in regard to this matter commenced in the Spring of 1990. There has been no activity with regards to this matter since that time. Management intends to vigorously defend this action. Management believes the Company has valid defenses which it will assert in defense of this matter.

There exists a dispute between the Pennsylvania Department of Insurance, as statutory liquidator of Corporate Life Insurance Company, and the Delaware Department of Insurance, as liquidator of National Heritage Life Insurance Company, as to the ownership of the Secured Subordinated Debenture issued in 1989 by Gemco National, Inc. to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct. 1995). The parties involved in this action had entered into a 90 day standstill agreement, however, no resolution of the issues involved in this action was reached. On March 4, 1996, Defendant, Insurance Commissioner of Delaware Department of Insurance, filed preliminary objections to the original complaint and on April 16, 1996 to an amended complaint filed by the Company in response to the preliminary objections originally filed. Defendant, Insurance Commissioner of Pennsylvania Department of Insurance has been granted two additional 30 day extensions to file and answer. The resolution of the above action will not cause additional liability to the Company.

In connection with the above action, the Delaware Department of Insurance filed on March 14, 1996, a Petition for Declaratory Judgment, Specific Performance and Injunctive Relief against Investors Insurance Group, Inc. in the case entitled, In The Matter of the Liquidation of National Heritage Life

Insurance company, (C. A. Nd 13530, DE Ct. Chancery, 1996). The Delaware Department of Insurance has requested the Court to enter a declaratory judgment that it is the owner of the Secured Subordinated Debenture and as such, is entitled to receipt of interest payments being held in escrow, and is entitled to have the Debenture registered in its name. The action also requests the Court to declare that the Debenture is a negotiable instrument and that the Company does not have any claim to offset the principal amount of the Debenture and further seeks indemnification from the Company. The Company is currently reviewing these filings and extensions. The ultimate outcome of this case cannot be determined at this time.


 Item 4.  Submission of Matters to a Vote of Security Holders

At its Annual Meeting on November 17, 1995, the shareholders elected five directors and approved an Amendment to the Articles of Incorporation authorizing a class of Preferred Stock, and granting exclusive authority to the Board of Directors to determine the rights, preferences an limitations of the Preferred Stock. The results of the vote were as follows:



                                                  For     Against   Abstained
                                               ---------  -------   ---------
        Directors:
        Melvin C. Parker                       2,166,068   28,904       0
        Ronald W. Hayes                        2,166,068   28,904       0
        Donald F. U. Goebert                   2,166,068   28,904       0
        Ernest D. Palmarella                   2,165,968   29,004       0
        Jack L. Howard                         2,165,968   29,004       0

        Amendment Authorizing Preferred Stock  1,406,515  130,769   7,195

                                    PART II





Item 5.  Market for the Registrant's Common Stock and Related
Shareholder Matters.





(A) Market Information



The Registrant's common stock is traded on the American Stock Exchange. The following table sets forth the high and low sale prices for the stock by calendar quarter for 1995 and 1994.



                                    1995                 1994
                              ----------------      ----------------
                               HIGH      LOW         HIGH      LOW
                              ------   -------      -------  -------
First Quarter...............  2 3/8    1 3/4        2 5/8    1 9/16

Second Quarter..............  2 1/8    1 15/16      2 3/8    1 9/16

Third Quarter...............  1 13/16  1 1/8        2 1/8    1 5/8

Fourth Quarter..............  1 3/8      15/16      1 15/16  1 9/16





(B) Holders.



As of April 8, 1996, there were 751 shareholders of record of common stock of the Registrant. The Registrant has no precise knowledge as to the number of beneficial holders of the Registrant's common stock.



(C) Dividends


The Registrant has not paid any dividends during the past two years and at the present time it is not expected that dividends will be paid in 1996.

Item 6.  Selected Financial Data
(in thousands except per share amounts)


                            As of and for the year ended December 31,
                         ----------------------------------------------
INCOME SUMMARY          1995       1994      1993       1992      1991
                         ----       ----      ----       ----      ----
Revenues              $ 15,260   $ 12,453   $15,268    $12,885   $10,797

Net Investment
Income                  11,598     10,751    10,052      8,459     5,882

Income (Loss) before
income taxes              (517)    (2,973)     (498)       334       874

Net Income (Loss)         (381)    (7,030)     (864)       313       265



PER SHARE OF COMMON STOCK

Income (Loss) before
income taxes           $ (0.19    $ (1.07)  $ (0.18)    $ 0.12    $ 0.32

Net Income (Loss)        (0.14)     (2.54)    (0.31)      0.11      0.10



BALANCE SHEET

Total Assets          $574,486   $462,041  $322,147   $229,675  $140,861

Total Investments      160,619    143,746   130,887    121,217   103,784

Investment contract
benefits recoverable   351,489    262,058   162,351     86,717    16,841

Future policy benefit
- - Investment Contracts 511,315    422,937   304,734    212,966   123,611

Note Payable             8,000      8,000     8,000      8,000     8,000

Shareholders' Equity     1,428    (16,318)2     585      1,328     1,710



_______________________

1 In 1994, the Company changed its method of accounting for ceding commissions. For a discussion of this issue, see "Change in Accounting for Ceding Commission" in Note 1 to the financial statements in Item 8.
If the new accounting principle had been in effect in prior years, the results above would have been different. Those pro forma amounts that would have been changed are presented in the table below.

Summary of Selected Pro Forma Financial Data that would have been different if the change in accounting adopted in 1994 had been in effect in prior years


                                        1993            1992           1991
                                        ----            ----           ----
Revenue                               $13,614        $ 11,236        $10,241

Income (loss) before income tax        (2,152)         (1,315)           318

Net loss                               (2,518)         (1,336)          (291)

Shareholders' Equity                   (3,274)           (877)         1,154

Per Share Items:

Income (loss) before income tax     $   (0.78)      $   (0.48)        $ 0.11

Net loss                                (0.91)          (0.48)         (0.11)



2 Balance reflects the impact of adopting Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis discusses the results of operations and financial condition of Investors Insurance Group, Inc. (the "Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this report.


Primary Product

The Company, through its subsidiary Investors, specializes in the sale of flexible premium deferred annuity products ("FPDA") as a retirement savings vehicle for individuals. During the past three years, sales of FPDAs have accounted for over 95% of the Company's total premiums received and were $106.3 million, $123.8 million and $95.9 million in 1995, 1994 and 1993, respectively.

Under generally accepted accounting principles ("GAAP"), premiums received on FPDAs are not recognized as revenue at the time of sale but rather are reflected as future policy liabilities. Similarly, policy acquisition costs (primarily commissions) related to such sales are not recognized as expenses but rather are capitalized as deferred acquisition costs ("DAC"). As a result of this process, no profit or loss is realized at the time of sale.

The Company's operating earnings from this product are derived from the excess of investment income (including interest and investment gains (losses) and surrender fees over the sum of interest credited to annuity contracts and acquisition and maintenance expenses. Over the life of an annuity, net investment income, net investment gains (losses) and policy fees are recognized as revenue and DAC is amortized as an expense. The timing of the DAC amortization is based on the estimated gross profits which is adjusted based on actual experience. The Company's earnings depend, in large part, upon persistency of its annuities to enable it to recover the unamortized portion of its DAC. The Company uses surrender charges in annuity policies both to discourage, and to mitigate, the effect of premature withdrawals.


Reinsurance

Under generally accepted accounting principles, amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented on a gross basis. Under statutory accounting, the amounts are off-set against the related policy liabilities.

In 1991, the Delaware Department of Insurance ("Delaware") expressed concern over Investors' ratio of statutory policy liabilities to its capital and surplus. To address this concern, on October 1, 1991 Investors entered into a coinsurance agreement with Republic-Vanguard Life Insurance Company ("RVL"), a member of Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies. Under the terms of this agreement 80% of all new annuity contracts written by Investors was coinsured with RVL. This agreement enabled the Company to slow the growth of its policy liabilities while at the same time adding additional capital and surplus from the profits on the coinsured portion of the business.

By 1994, however, the growth of the unreinsured portion of the business had raised the ratio of statutory policy liabilities to capital and surplus to a level that brought renewed interest from Delaware. To address this concern, Investors increased the coinsurance rates for new business from 80% to 90% on October 1, 1994 and to 100% on May 1, 1995 while at the same time it developed plans to raise additional capital. Raising the coinsurance rates stopped the ratio from significantly increasing, but by late 1995 the ratio was still in excess of twenty to one, well in excess of Delaware's target of fifteen to one, and it became clear that additional capital could not be raised prior to the end of the 1995. Therefore, Investors began working on an additional reinsurance arrangement.

In early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Under its terms, this agreement became effective on December 31, 1995 and, with Delaware's approval, was reflected in Investors' 1995 statutory statement. (However, since the agreement did not actually close until 1996, it was reflected as a 1996 transaction under generally accepted accounting principles.) This additional reinsurance reduced the ratio below Delaware's target.

During 1996, the Company plans to continue its efforts to raise additional capital (see discussion below under Liquidity and Capital Resources). This additional capital will enable the Company to reduce its coinsurance rate on new business and grow its block of inforce business without adversely impacting the ratio.


Reinsurance Accounting

Investors receives acquisition ceding commissions and continuing service fees on coinsured business. Until December 31, 1993, the Company's accounting policy was to reduce the deferred acquisition costs related to the ceded annuity contracts by the portion of the costs recovered through the ceding commission and to recognize the excess ceding commission at the time it was received. Effective January 1, 1994, the Company adopted a new accounting policy under which the recovered acquisition cost and excess ceding commission are recognized over the life of the related annuity contracts.

The new accounting policy is derived from provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Under SFAS 113, ceding profits of an insurance company resulting from ceding insurance risks (as specifically defined) are recognized over the life of the related insurance policy, rather than as the risk is ceded. SFAS No. 113 provides specific guidance on accounting for the excess ceding commissions that result from the transfer of insurance risks. For other types of risk transfer arrangements, such as the Company's coinsurance of its annuity contracts, SFAS No. 113 simply specifies "deposit accounting" and does not provide specific guidance for applying this method of accounting. Many insurance companies have adopted a type of "deposit accounting" very similar to the accounting specified for insurance risks, under which excess ceding commissions are recognized over the life of the related contracts. In view of this emerging consensus, and in the interest of comparability of its financial statements with those of other insurance companies, the Company decided to adopt this approach to accounting for its excess ceding commissions.

Under the new accounting method the deferred acquisition costs related to the annuities are not reduced; the full ceding commission, including the ceding profit and the recovery of the annuity acquisition costs, is treated as unearned income. This unearned ceding commission is treated as earned in direct relation to the present value of expected gross profits of the related annuity contracts, which is the same manner in which the related deferred acquisition costs are amortized. Like deferred acquisition costs, the unearned ceding commission will be adjusted retrospectively when changes are made to the current or future estimated gross profits. As the ceding commission is earned, the profit portion is recognized as commission income and the cost recovery portion is offset against the amortization of deferred acquisition costs.

Normally, the Company plans to recover its acquisition cost and make its profit from the excess of investment income over interest credited and other expenses. If the policy is prematurely terminated, the Company may not fully recover its acquisition costs. However, if the risk is coinsured, premature termination will accelerate recognition of the unearned ceding commission.


Ancillary Products

The Company expanded its senior oriented product line in 1993 with the addition of a Medicare supplement health insurance plan and an accelerated benefit life insurance product.

The Company's Medicare supplement plan was specifically designed to attract female non-smokers, while the accelerated benefit plan was designed to provide a 100% acceleration of the death benefit upon the diagnoses of a 12 month terminal illness. Development and marketing efforts were quite extensive and cost over $630,000 during 1993. Following the introduction of the Medicare supplement product, this very competitive market became subject to much uncertainty, primarily attributed to the intense scrutiny placed on health care by federal and state governments. In addition, the promotion of Medicare HMOs put a significant strain on the Company's ability to compete effectively in this market. In December 1993, with expected premium volumes well below break-even levels, management withdrew the Medicare supplement policy from the market. To further reduce its exposure to future losses, in April 1994, the Company negotiated the sale of its in force Medicare supplement business to Old Surety Life Insurance Company.

The accelerated benefit life product, while well received by some agents, did not generate significant interest in the marketplace and management withdrew the product from the market in December 1994.


Results of Operations

Premiums and policy fees increased $397,000, or 31.4%, to $1.7 million in 1995 from $1.3 million in 1994. This increase is primarily attributable to the surrender or conversion of annuity policies. As these transactions take place, the Company earns fees from surrender charges and premium income from conversion to policies with life-contingent settlement options.

Premiums and policy fees decreased $162,000, or 11.4%, to $1.3 million in 1994 from $1.4 million in 1993. This decrease is attributed to the reduction in premiums on the Medicare Supplement business following withdrawal of the product from the market.

Net investment income increased $.8 million, or 7.9%, to $11.6 in 1995 from $10.8 million in 1994, due primarily to the 8.5% growth of the weighted average portfolio base. This increase was partially offset by a slight decline in the average yield.

Net investment income increased $.7 million, or 7%, to $10.8 in 1994 from $10.1 million in 1993, due to growth in the portfolio asset base. The increase from asset growth was mitigated, however, by a decline in the average yield on the portfolio from 7.9% in 1993 to 7.4% in 1994. The average yield decline resulted from amortization/accretion adjustments required by revised CMO cash flow estimates utilized in projecting amortization/accretion of bond premium/discount.

Realized investment gains (losses) increased $1.4 million, or 414.1%, to $1.1 million in 1995 from $(0.3) million in 1994. The 1995 gains are primarily the result of the following: a). a gain of $242,000 resulting from the merger of Jupiter Tequesta National Bank ("JNB") into First United Bancorp ("FUB") in which the Company received cash and shares of FUB in exchange for the Company's shares of Jupiter TNB, b). a gain of $132,000 from the settlement of a litigation matter related to an investment that was written off several years ago, and c). gains of approximately $716,000 resulting from a program to reduce its investment in CMO type securities.

Realized investment gains (losses) decreased $2.0 million, or 120.9%, to $(0.3) million in 1994 from $1.7 million in 1993. This decrease is the combined result of the stabilization of market interest rates (which resulted in fewer security trades needed to maintain balance between the investment portfolio and the related policyholder liabilities) and recognition of a loss of $1.3 million to adjust the cost basis of an investment in the common stock of an affiliate to reflect its current market trading range. Management believes the decline in market value of this investment is other than temporary.

Commission and other income increased $0.1 million, or 15.9%, to $0.9 million in 1995 from $0.8 million in 1994. This increase is primarily due to the increasing service fees on the growing block of reinsured policies. This increase in service fee income is partially off-set by the reduction of reinsurance commission income related to Medicare supplement and accelerated life products which were discontinued in 1994.

Commission and other income decreased $1.3 million, or 61.9%, to $0.8 million in 1994 from $2.1 million in 1993. Commission income makes up the majority of this item and relates to compensation for the Company's sales and distribution system received from its coinsurer. This change is primarily the result of the change in the timing of the recognition of the ceding commission income from the specific ceding date to recognition over the life of the related annuity contract.

Current and future insurance benefits increased $0.2 million, or 34.0%, to $0.9 million in 1995 from $0.7 in 1994. This increase reflects the combined impact of the discontinuation of the Medicare supplement and accelerated life products in 1994 and the increasing value of the life contingent polices (primarily due to interest) issued as annuity settlement options.

Current and future insurance benefits increased only $26,000, or 4.0%, to $0.68 million in 1994 from $0.65 million in 1993. The increase is attributed to benefits recorded for the Medicare supplement and accelerated benefit life products introduced and sold during 1993 and 1994.

Interest on investment contracts increased $0.5 million, or 5.8%, to $9.6 in 1995 from $9.1 million in 1994. While the weighted average crediting rate continued to decline in 1995, the weighted average policy reserve balance increased approximately 6.9% over 1994.

Interest on investment contracts increased $0.4 million, or 4.5%, to $9.1 in 1994 from $8.7 million in 1993. The increase in interest on investment contracts of 4.2% in 1994 compared to 1993 is attributed to the growth of investment contracts inforce. Partially off-setting this increase, the weighted average crediting rate for investment contract deposits declined from 6.5% in 1993 to 6.0% in 1994, as credited rates on contracts issued in 1993 and 1992 were renewed in the 4% to 5% range.

Underwriting, acquisition and insurance expenses decreased $0.3 million in 1995, or 6.9%, to $4.3 million in 1995 from $4.6 million in 1994. This cost reduction is primarily the result of the reduction of promotional expenses supporting the discontinued Medicare Supplemental and Accelerated Benefit Life products and the disposal cost of the remaining Medicare Supplemental policies which were incurred in 1994. Also, based on the Company's actual experience, there was some slowing of the amortization of deferred acquisitions costs in 1995.

Underwriting, acquisition and insurance expenses increased $0.9 million, or 16.1%, to $4.6 in 1994 from $5.6 million in 1993. The decrease of 15.9% in 1994 compared to 1993 is attributed to cost savings in printing and postage for agent recruiting, coupled with a significant decrease in product development expenses. The 1993 development of Medicare Supplement and Accelerated Benefit Life products generated over $630,000 of expenses which did not recur in 1994.

Other expenses decreased $0.1 million, or 9.3%, to $0.9 million in 1995 from $1.0 million in 1994. This cost reduction is primarily related to the 1994 provision of an allowance on a receivable described below.

Other expenses increased $0.2 million in 1994, or 32.4%, to $1.0 million in 1994 from $0.8 million in 1993. This category consists of interest expense on the $8.0 million secured subordinated debenture and amortization on the cost in excess of net assets of businesses acquired asset. Effective December 1, 1994, management revised the estimated life of the cost in excess of net assets of businesses acquired asset from 40 to 20 years. As a result of this revision, the remaining unamortized balance of the cost in excess of net assets of businesses acquired asset will be amortized over approximately 13 years, and the 1994 amortization was increased by $13,000. In 1994, other expenses also includes an allowance of $237,000 against a reduction of the original purchase cost of Investors. The former owner of Investors is currently under state supervision and it is unclear whether any of this purchase price reduction will be realized.

Income taxes decreased $0.3 million, or 168.7%, to $(0.1) million in 1995 from $0.2 million in 1994. The Company maintains a 100% allowance against its net deferred tax assets until the realization of such assets is more readily determinable. Therefore, the tax expense balances shown reflect only the current tax incurred by Investors. Investors' reinsurance transaction with New Era Life Insurance Company, which was recognized in its 1995 statutory basis financial statements, created a tax loss which can be carried back to prior tax years. While the Company can consolidate its life and non-life subsidiaries in 1995, the non-life tax losses can not be used to carryback
against prior year returns.   These non-life losses will be available for
carryforward in future years. However, the "change in control" that could result from the issuance of the preferred stock to new investors as discussed below could substantially reduce the Company's ability to utilize its non-life loss carryforwards.

Income taxes decreased $0.2 in 1994, or 54.0%, to $0.2 million in 1994 from $0.4 million in 1993.

Net loss decreased $6.6 million, or 94.6%, to $0.4 in 1995 from $7.0 million in 1994. This decrease is primarily due to the change in accounting in 1994 and the change in realized investment gains (losses).

Net loss increased $6.1 million, or 813.6%, to $7.0 million in 1994 from $0.9 in 1993. The increase in loss from 1993 to 1994 is primarily attributable to the change in accounting related to the timing of the recognition of ceding commission income and the recognition of the unrealized loss on the common stock of an affiliate.


Liquidity and Capital Resources

The Company is an insurance holding company whose principal asset is the common stock of Investors. The Company's primary cash requirements are to meet debt service and to pay operating expenses. As a holding company, the Company relies on funds received from Investors in the form of commissions paid under a management and service agreement whereby the Company provides agent recruiting and administrative services. The insurance laws of the State of Delaware generally limit the ability of Investors to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the Company by Investors be approved by the Delaware Insurance Department. As reflected in the parent only statement of cash flows in Note 9 to the Company's financial statements, the parent company's cash flow from operations has been insufficient to meet its operating needs for several years. In prior years, IIG met this cash drain by liquidating its other investments. If this cash drain continues at the level it experienced in 1995, there is substantial doubt that IIG can continue to meet its obligations on a timely basis without an additional source of funds. While not available at this time, the Company is currently trying to develop new sources of cash (see discussion below).

On March 31, 1997, the Company will need to retire its $ 8 million note payable which is secured by its shares of IIC, Inc. which owns all the outstanding shares of Investors. This note originated as part of the purchase of IIC, Inc and its subsidiary Investors. As described more fully in Note 6 to the Company's financial statements, the Company believes the balance of the note is overstated because certain warranties made by seller were false. Subsequent to the purchase, the seller (an insurance company), attempted to transfer the non-negotiable note to another insurance company. Thereafter, both insurance companies went into rehabilitation, one in Pennsylvania and the other in Delaware. At this time, the Company cannot negotiate an appropriate adjustment to the note amount since both Pennsylvania and Delaware claim ownership. The Company plans to refinance this note or raise sufficient capital to retire it, but no assurance can be given that this will be accomplished.

The liquidity needs of Investors are met by premiums received from annuity sales, net investment income received, the proceeds from investments upon maturity, sale or redemption and commissions received from its coinsurer on annuity contracts transferred. The primary uses of funds by Investors are the payment of surrenders, policy benefits, operating expenses and commissions, and the purchase of assets for investment purposes. No material capital expenditures are planned.

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' stated liabilities. Based on the results of these tests, no adjustments to the stated liability have been required.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1995, Investors percentage of total adjusted capital is well in excess of the ratios which would require regulatory action.

Investors must maintain adequate statutory capital and surplus in order to continue producing annuity premium in the jurisdictions in which it is licensed. As discussed above, Delaware has expressed concern over Investors' ratio of capital and surplus to policyholder liabilities, which was approximately twenty to one at the end of 1994. At the end of 1995, as a result of the increase in the coinsurance rates and the New Era agreement, this ratio is less than fourteen to one, below Delaware's target of fifteen to one.

Both California and Arizona (which together account for approximately 57% of Investors new business in 1995) have expressed concern about Investors' ability to continue writing new business unless its capital is substantially increased. Investors has agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million by June 30, 1996 in order to continue writing new business in California.

The Company signed a definitive agreement on April 29, 1996 with AAM Capital Partners, L. P. ("AAM") for the sale of up to $7,000,000 of convertible voting preferred stock (70,000 shares). This infusion of capital will be used to recapitalize IIG's insurance subsidiary, Investors Insurance Corporation.
The insurance company will then be able to retain a larger portion of its profitable annuity business that is currently being ceded to a reinsurer. AAM has in-depth expertise of insurance operations and plans to help IIG utilize its marketing expertise in a number of new and expanding markets. AAM is an equity investment fund which participates in investments in the insurance industry.

Under the terms of the agreement, which is scheduled to close on June 30, 1996, IIG's Board of Directors will expand to seven members. As separate groups, the owners of the preferred and common shares will each separately elect three directors. The remaining director will be elected by all the shareholders.
Each preferred share will be convertible at any time into 100 shares of common stock or, after December 31, 2001, redeemable for $100 per share, plus accrued dividends at the option of the holder. In conjunction with this agreement, IIG will exchange 250,000 restricted shares of its common stock for all of IIG's currently outstanding warrants to purchase 1,000,000 shares of common stock. These warrants are currently held by Chester County Fund, Inc., IIG's largest shareholder.

In addition to the normal and customary contingencies, final closing of the agreement is subject to regulatory approval and the full subscription of AAM's coinvestor group.

The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's significant operating losses, accumulated deficit and liquidity problems raise substantial doubt about the Company's ability to continue as a going concern. If this agreement closes as scheduled, management believes the resulting funds should be adequate to assure that both IIG and Investors can continue to operate in the normal course of business. If the agreement fails to close as scheduled, management will attempt to develop alternative plans to obtain the needed funds. However, there can be no assurance that this could be done in a timely or economical manner.


Inflation and Changing Prices

The Company does not believe that inflation has had a material effect on its consolidated results of operations.

Interest rate changes may have temporary effects on the sales levels and profitability of the annuity products offered by the Company. For example, regardless of whether interest rates rise or fall, competing investment products (such as annuities offered by the Company's competitors, bank certificates of deposit and mutual funds) may temporarily become more attractive to potential customers. The Company constantly monitors interest rates with respect to a spectrum of durations and sells annuities that permit flexible responses to interest rate changes as part of its management of interest spreads. As required, the Company adjusts the rate credited to its policyholders to maintain its competitive position and to achieve its required interest spread.

While the Company's CMO investment policy limits its investment in CMOs to low risk tranches (PACs, TACs, etc.), Delaware encouraged the Company to reduce its concentration in CMO investments. During 1995, it replaced several CMO investments and reduced the portion of CMO investment to approximately 57% of its bond portfolio as of December 31, 1995.


The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship to interest rate changes. For example, if interest rates decline, the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa.

Interest rate changes significantly effect the market value of the Company's investment portfolio. Since the Company carries most of its investments at market value, these changes, net of the related effects on the amortization of deferred acquisition cost and unearned commission, and the related deferred tax accounts, directly effect total shareholders' equity.


New Pronouncements by the Financial Accounting Standards Board

The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by FASB in October 1995. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Disclosure requirements are also effective for fiscal year beginning after December 15, 1995 although pro-forma disclosure is required for all awards granted in fiscal years beginning after December 15, 1994. Disclosures for awards granted in the first fiscal year beginning after December 15, 1994 (i.e. 1995 awards) are not required in financial statements for that fiscal year but must be represented subsequently whenever financial statements for that fiscal year are presented for comparative purposes. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for all employee stock compensation plans. Under these fair value based method, compensation cost is measured at the grant date based upon the fair value (as defined by the Statement) of the award at that date and is recognized over the service period. Companies not electing to adopt this fair value based method may continue to account for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, although they must make program disclosures of net income and earnings per share as if the fair value based method had been used. The Company intends to continue to account for employee stock compensation plans using APB No. 25 and will begin providing required pro forma disclosures in 1996.

_________________________________________________


Caution on Forward-Looking Statements

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, director or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factor, among other risks and uncertainties inherent in the Company's business:

Prevailing interest rate levels, including any continuation of the current relatively flat yield curve for short-term investments, which may affect the ability of the Company to sell its products, the market value of the Company's investments or the lapse rate of the Company's policies, notwithstanding product design features intentioned to enhance persistency of the Company's products.

Changes in the federal income tax laws and regulations which may affect the relative tax advantage of the Company's products.

Changes in the regulation of financial services, including bank sales of insurance products, which may affect the competitive environment for the Company's products.

Item 8.  Financial Statements and Supplementary Data


               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                               Page
                                                               ----
       INDEPENDENT AUDITORS' REPORTS                           27-28

       FINANCIAL STATEMENTS FOR THE YEARS ENDED
            DECEMBER 31, 1995, 1994 AND 1993:

               Consolidated Balance Sheets                     29-30
               Consolidated Statements of Operations           31-32
               Consolidated Statements of Shareholders'
                Equity and Capital Deficit                       33
               Consolidated Statements of Cash Flows           34-35
               Notes to Consolidated Financial Statements      36-59
               Unaudited Consolidated Quarterly Financial Data   60


        SCHEDULES OF THE REGISTRANT:

               (A) Schedule II - Condensed Financial Information
                   of Registrant (incorporated in Note 9 of
                   Notes to Consolidated Financial Statements)

        SCHEDULES OF THE REGISTRANT AND CONSOLIDATED SUBSIDIARIES:

                (A) Schedule I - Summary of Investments          61
                (B) Schedule IV - Reinsurance (incorporated
                    in Note 5 of Notes to Consolidated
                    Financial Statements)

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc. and Subsidiaries
Jacksonville, Florida


We have audited the accompanying consolidated balance sheet of Investors Insurance Group, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity (capital deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. and Subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and is experiencing liquidity problems at December 31, 1995. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                               BDO Seidman, LLP

Orlando, Florida
May 3, 1996

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Investors Insurance Group, Inc. and Subsidiaries:


We have audited the consolidated balance sheet of Investors Insurance Group, Inc. and subsidiaries as of December 31, 1994, and the consolidated statements of operations, shareholder's equity, and cash flows for the years ended December 31, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." and changed its method of accounting for excess ceding commissions.







Jacksonville, Florida
June 30, 1995

               INVESTORS INSURANCE GROUP, INC.  AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994
                            (Dollars in thousands)

ASSETS                                                1995          1994
                                                      ----          ----
Investments:
 Fixed maturities held to maturity,
  at amortized cost (market $10,556
  in 1995 and $8,957 in 1994)                     $  9,504        $  9,509
 Securities available for sale:
  Fixed maturities, at market in 1995
   (amortized cost $141,474 in 1995 and
   $144,426 in 1994)                               149,231         132,025
  Equity securities, at market (cost $339
   in 1995 and $407 in 1994)                           366             662
 Short-term investments                                356             312
 Mortgage loans on real estate                         564             648
 Policy loans                                          598             590
                                                  --------        --------

        Total                                      160,619         143,746

 Cash and cash equivalents                          11,372           3,530
 Investment in common stock of affiliate,
  at market (costs $992 in both 1995 and 1994)         803             874
 Accrued investment income                           1,090             999
 Deferred acquisition costs                         42,468          45,405
 Investment contract benefits recoverable          351,489         262,058
 Reinsurance benefits recoverable                    2,438           1,069
 Cost in excess of net assets of businesses acquired
  (less accumulated amortization of $1,014 in 1995
  and $738 in 1994)                                  3,666           3,942
 Other assets                                          541             418
                                                  --------        --------

        Total Assets                              $574,486        $462,041
                                                  ========        ========






See notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                          DECEMBER 31, 1995 AND 1994
                            (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                     1995             1994
                                                     ----             ----
Liabilities:
 Future policy benefits and claims:
  Investment contracts                            $511,315         $422,937
  Life insurance reserves                            7,189            5,325
  Accident & health claim reserves                       5               11
 Unearned ceding commission (including
  deferred gross profits of $7,031 in 1995
  and $6,959 in 1994)                               38,062           36,755
 Note payable                                        8,000            8,000
 Amounts due to coinsurer                            5,998            2,988
 Accrued expenses                                      250              267
 Other liabilities                                   2,239            2,076
                                                  --------         --------

        Total                                      573,058          478,359
                                                  --------         --------

Commitments & Contingencies

Shareholders' Equity (Capital Deficit):
 Preferred Stock, no par, authorized 20,000,000
  shares, none issued                                 -                -
 Common Stock, $.50 par value; authorized
  30,000,000 shares; issued 2,767,782 in 1995
  and 2,766,982 in 1994; outstanding  2,763,782
  in 1995 and 2,766,982 in 1994                      1,384            1,383
 Additional paid-in capital                          3,651            3,651
 Net unrealized investment gains (losses)            7,083          (11,051)
 Accumulated deficit                               (10,682)         (10,301)
 Treasury stock, at cost (4,000 shares in 1995)         (8)             -
                                                   -------          -------

                                                     1,428          (16,318)
                                                   -------          -------
      Total Liabilities and Shareholders'
           Equity (Capital Deficit)               $574,486         $462,041
                                                  ========          =======


See notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (Dollars in thousands, except per share data)

                                          1995         1994         1993
Revenue:                                  ----         ----         ----
  Premium and policy fees               $  1,660   $   1,263      $ 1,425
  Net investment income                   11,598      10,751       10,052
  Realized investment gains (losses)       1,090        (347)       1,661
  Commission and other income                912         786        2,130
                                        --------    --------     --------

        Total revenue                     15,260      12,453       15,268

Benefits and Expenses:
  Current and future insurance benefits      915         680          654
  Interest on investment contracts         9,614       9,085        8,722
  Underwriting, acquisition and
   insurance expenses                      4,326       4,645        5,623
  Other expenses                             922       1,016          767
                                          ------      ------       ------

        Total benefits and expenses       15,777      15,426       15,766
                                          ------      ------       ------

Loss before income taxes                    (517)     (2,973)        (498)
Income tax expense (benefit)                (136)        198          366
                                          ------      ------       ------
Loss before cumulative effect
    of change in accounting principle       (381)     (3,171)        (864)

Cumulative effect to December 31, 1993
    of changing to a different method of
    recognizing ceding commission income      -       (3,859)          -
                                          ------     -------       -------

Net loss                                 $  (381)    $(7,030)      $ (864)
                                          ======      ======       =======














See notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (Dollars in thousands, except per share data)


                                           1995        1994         1993
                                           ----        ----         ----
Per Share of Common Stock:
    Loss before cumulative effect
     of change in accounting principle   $ (0.14)    $ (1.15)    $  (0.31)

    Cumulative effect to December 31, 1993
     of changing to a different method of
     recognizing ceding commission income    -         (1.39)          -
                                          -------     -------       -------

     Net loss                            $ (0.14)    $ (2.54)     $ (0.31)
                                         ========    =========    ========

Weighted Average Number of
 Shares Outstanding                     2,764,205  2,766,982     2,766,982
                                        =========  =========     =========


Pro forma amounts assuming the new ceding commission recognition method is applied retroactively:

   Net loss                                       $   (3,172)   $ ( 2,518)
                                                  ============  ==========

   Net loss per share of common stock                $ (1.15)   $   (0.91)
                                                     ========   ==========


See notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                           EQUITY (CAPITAL DEFICIT)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in thousands)


                     Common Stock                   Net
                    --------------  Additional  unrealized
                   Number of         Paid-in    investment  Accumulated Treasury
                    shares    Amount capital  gains (losses)  deficit    stock
                   --------- ------- -------  -------------  ---------   -------
Balance at
 January 1, 1993   2,831,482 $ 1,417 $ 3,657     $  (1,299)  $ (2,407)  $ (40)
Retirement of
 treasury shares     (52,926)    (26)     (5)           -         -        31
Change in net
 unrealized losses       -        -       -            121        --
Net loss                 -        -       -             -        (864)     -
                   --------- ------- ------- --------------- --------- -------
Balance at
 December 31, 1993 2,781,556   1,391   3,652        (1,178)    (3,271)     (9)

Cumulative effect
 of change in accounting
 principle regarding
 fixed maturity
 securities             -        -       -           2,540       -        -
Retirement of
 treasury shares     (14,574)     (8)     (1)          -         -          9
Change in net
 unrealized losses      -        -       -         (12,413)      -        -
Net loss                -        -       -             -       (7,030)    -
                   --------- ------- ------- --------------- --------- -------

Balance at
 December 31, 1994 2,766,982   1,383   3,651       (11,051)   (10,301)    -
Treasury shares
 purchased              -        -       -             -          -        (8)
Common shares issued     800       1     -             -          -        -
Change in net
 unrealized losses      -        -       -          18,134        -        -
Net Loss                -        -       -             -         (381)     -
                   --------- ------- ------- --------------- --------- -------

Balance at
 December 31, 1995 2,767,782  $1,384  $3,651      $  7,083   $(10,682)   $ (8)
                   ========= ======= ======= =============== ========= =======


See notes to consolidated financial statements.








        34     INVESTORS INSURANCE GROUP, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in thousands)


                                             1995         1994      1993
                                             ----         ----      ----
Cash flows from operating activities:
 Net loss                                  $  (381)   $  (7,030)  $  (864)
 Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
  Cumulative effect to December 31, 1994
   of changing to a different method of
   recognizing ceding commission income         -         3,859        -
  Net accretion of fixed maturities           (594)        (535)     (565)
  Realized investment losses (gains)        (1,112)         347    (1,661)
  Amortization of costs in excess of
   net assets of businesses acquired           288          140       127
  Amortization of deferred acquisition costs 1,351        1,610     1,779
  Amortization of unearned ceding commissions (230)        (255)       -
  Deferral of unearned ceding commission    12,420       12,776        -
  Deferred acquisition costs recovered
   upon transfer of investment contract       -             -       7,437
   of investment contract deposits
  Deferral of acquisition costs            (11,038)     (12,724)   (9,348)
  Change in assets and liabilities:
   Increase in investment contract benefits
    recoverable                            (18,899)     (12,405)   (8,649)
   Increase in insurance reserves and
    interest on investment contracts        30,190       21,880    18,199
   Increase in other assets, net            (1,595)         (21)     (812)
   Increase in other liabilities, net        3,159        1,263       661
                                            -------       -------    ------
 Net cash provided by operating
  activities                                13,559        8,905     6,305
                                           -------       -------    ------
Cash flows from investing activities:
  Investment repayments:
   Fixed maturities, held to maturity          -            -         250
   Fixed maturities, available for sale        -            -         283
   Mortgage loans                               84          514       472
   Policy loans, net                            (9)         128       110
  Investments sold:
   Fixed maturities, available for sale     75,751       36,807    26,572
   Equity securities                           793          -         -
  Investments in:
   Fixed maturities, held to maturity          -           (500)   (1,510)
   Fixed maturities, available for sale    (71,471)     (60,537)  (37,051)
   Equity securities                          (343)         -         (11)
   Short-term investments, net                 (44)          42     3,443
                                           --------     --------  --------
 Net cash provided by (used in)
  investing activities                       4,761      (23,546)   (7,442)
                                           --------     --------  --------


See notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (Dollars in thousands)





                                           1995         1994      1993
                                           ----         ----      ----
Cash flows from financing activities:
 Investment contract deposits          $ 107,214     $124,263  $ 96,256
 Investment contract withdrawals         (47,168)     (27,363)  (21,902)
 Investment contract funds
  transferred                            (99,960)    (101,479)  (75,048)
 Investment contract funds recovered      29,443       14,177     8,064
 Treasury stock purchased                     (8)         -          -
 Common stock issued                           1          -          -
                                       ---------     ---------  ---------
 Net cash provided by (used in)
  financing activities                   (10,478)       9,598     7,370
                                       ----------    ---------  --------
 Net increase (decrease) in cash
  and cash equivalents                     7,842       (5,043)    6,233
Cash and cash equivalents,
 beginning of year                         3,530        8,573     2,340
                                        ---------     --------  --------
Cash and cash equivalents,
 end of year                            $ 11,372    $   3,530  $  8,573
                                        ========    ==========  =======


Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest                              $    640     $    640   $   640
  Income taxes                                30          487       147







See notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

(1)     SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation:

The accompanying consolidated financial statements of Investors Insurance Group, Inc. ("IIG") and subsidiaries ("the Company") are prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany items have been eliminated in consolidation. IIG was incorporated under the laws of the State of Florida on May 11, 1993, and is the successor corporation of the former Gemco National, Inc. ("Gemco"), a New York corporation founded in 1966. The change in corporate identity was approved by Gemco's shareholders at the Annual Meeting of Shareholders on June 11, 1993. The actual change was accomplished by the merger of Gemco into a new Florida corporation, Investors Insurance Group, Inc., on September 1, 1993.

The Company operates predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities. All of the Company's insurance operations are conducted through Investors Insurance Corporation ("Investors"), which was organized in 1957 and is licensed to sell life, annuity and health insurance in 21 states. Another subsidiary, IIC, Inc., is an insurance holding company and is the direct parent of Investors. Investors Marketing Group, Inc. ("IMG") was formed in June of 1994 to market annuities for a select group of unaffiliated life insurance companies. A former subsidiary, IICAM, Inc., was dissolved in 1993 and its operating function of providing marketing management and agent recruiting services for Investors was assumed by IIG. The dissolution of IICAM, Inc. had no significant effect on the consolidated financial statements of the Company.


Going Concern Consideration:

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Delaware insurance law and regulations restrict Investors ability to pay dividends or enter into other arrangements with IIG, while at the same time the Note Payable (see Note 6) requires IIG to pay interest. In prior years, IIG met this cash drain by liquidating its other investments. If this cash drain continues at the level it experienced in 1995, there is substantial doubt that IIG can continue to meet its obligations on a timely basis without an additional source of funds. At the same time, the successful product marketing efforts of Investors have increased its need for capital which it has agreed to raise. The combined impacts of these forces require the Company to raise additional funds.

As described more fully in Note 11, the Company has signed an agreement to issue preferred stock in exchange for up to $7,000,000. While the agreement is subject to certain contingencies, if it closes as scheduled, the Company believes the resulting funds should be adequate to assure that both IIG and Investors can continue operating in the normal course of business. If the agreement fails to close as scheduled, management will develop alternative plans to obtain the needed funds. However, there can be no assurance that this could be done in a timely or economical manner.

The accompanying financial statements do not include any adjustments to reflect the possible future effects that may result from the inability of the Company to continue as a going concern.


Investments:

Fixed-maturity investments are securities that mature at a specified future date more than one year after being issued. Fixed-maturity securities that the Company intends to hold until maturity are classified as "held to maturity" and are carried at amortized cost. Amortized cost is based on the purchase price and is adjusted periodically in order that the carrying value will equal the face or par value at maturity.

Fixed-maturity securities which may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes or other similar factors, are classified as "available for sale." On January 1, 1994, the Company adopted Statement of Financial Accounting Standard ("FSAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that fixed-maturity securities classified as available for sale be reported at market value. Prior to SFAS No. 115, such securities were carried at the lower of aggregate cost or market. The difference between the aggregate carrying value for fixed maturities available for sale and the aggregate amortized cost of such securities, is reported, net of the related impacts on the amortization of deferred acquisition costs, unearned ceding commission and deferred income taxes, as a separate component of shareholders' equity.

Premiums and discounts related to mortgage based investments are amortized based on expected prepayments. As differences arise between actual and expected prepayments, the effective yield is recalculated to reflect the actual prepayments to date and anticipated future prepayments. The net investment is then adjusted to the amount that would have existed had the new effective yield been applied since its acquisition.

Equity securities (common stocks) are carried at current market value. If the current market value of equity securities is higher than the purchase cost, the excess is an unrealized gain, and if lower than cost and the decline is temporary, the difference is an unrealized loss. The net unrealized gains or losses on equity securities, net of the related impacts on the amortization of deferred acquisition costs and deferred income taxes, are reported in a separate component of shareholders' equity, along with the net unrealized gains or losses on fixed-maturity securities available for sale.

Short-term investments are carried at cost, which approximates market value. These investments consist of highly liquid investments with maturities of one year or less from date of purchase.

Mortgage loans on real estate and policy loans are carried at their unpaid balances. The mortgage loans are secured by the underlying real estate. Policy loans are fully collateralized by the related policy's cash value.

Net realized investment gains and losses are included in the determination of net earnings. If a decline in the market value of an individual investment is considered to be other than temporary, the difference between amortized book value and net realizable value is recorded as a realized investment loss. The cost of investments sold is determined using the specific identification basis.

Cash Equivalents:

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.


Deferred Acquisition Costs:

Costs which vary with and are primarily related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future earnings. These costs include commissions and certain expenses related to policy issuance, underwriting and marketing. For traditional life products, deferred acquisition costs ("DAC") are amortized with interest over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. DAC for universal life and annuity contracts is amortized in relation to the present value of expected gross profits on the products. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits to be realized from a group of policies, including both realized and unrealized investment gains and losses related to changes in market interest rates for those investments segmented against interest sensitive liabilities. Anticipated investment income is considered in the determination of recoverability of deferred acquisition costs. (see below - Change in Accounting for Ceding Commissions)


Cost in Excess of Net Assets of Businesses Acquired:

Cost in excess of net assets of businesses acquired relates to IIG's acquisition of IIC and Investors in 1989. Prior to December 1, 1994, this balance was being amortized over 40 years on the straightline method. As of December 1, 1994, management changed its amortization estimate for this asset to a total of 20 years and revised the amortization schedule accordingly. The Company determines the recoverability of cost in excess of net assets of businesses acquired by ensuring that the gross profit stream, after recovering DAC, exceeds the balance of this asset.


Future Policy Benefits and Claims:

The liability for future policy benefits for traditional life insurance products has been computed based upon mortality, lapse and interest assumptions applicable to these coverages, including provision for adverse deviations. Interest rates range from 3.00% to 9.25%. Mortality, morbidity and withdrawal rate assumptions are based on the experience of the Company and are periodically reviewed against industry standards and experience.

With respect to investment contracts, the Company uses the retrospective deposit accounting method. Future policy benefits represent the premium deposits received plus accumulated interest, less mortality and administration charges. Interest credited to these contracts ranged from 4.0% to 12.0% during 1995, 4.15% to 12.0% during 1994 and 5.0% to 8.0% during 1993.

Accident & health reserves and claims represent amounts recorded to pay claims received on various accident & health policies in force and an allowance for premiums received but not yet earned on such policies.

Participating Policies:

A portion of the life insurance business in force is participating policies. The provision for the policyholders' dividend liability, based on dividend scales contemplated when the policies were issued, is included in the liability for policy reserves. Dividends are determined annually and are payable only upon declaration by the Board of Directors.


Coinsurance Accounting:

The Company coinsures portions of its life insurance and annuity contract exposure under traditional coinsurance arrangements. Generally, the Company enters into these arrangements to assist in diversifying its insurance and investment risks and to manage its statutory capital and surplus.

The Company's liability for Future Policy Benefits and Claims includes amounts that are recoverable under these coinsurance agreements. Recoverable amounts related to the transfer of insurance risks are presented as Reinsurance Benefits Recoverable; Recoverable amounts related to the transfer of investment risks represented as Investment Contract Benefits Recoverable.
(see below - Change in Accounting for Ceding Commissions)

Amounts received from, or paid to, the coinsurer for Interest Credited on Investment Contracts and surrender fees are offset against the related expense and revenue accounts in the Statement of Earnings.


Recognition of Insurance Revenues:

Traditional life insurance premiums are recognized as revenue over the premium-paying period, adjusted for premiums due and advance premiums. Policy fee revenue includes surrender, mortality and administrative charges earned on annuity, universal life and other contracts.

The Company receives a commission on the transfer of investment contracts risk to the coinsurer. This commission is compensation for the Company's annuity sales and distribution system that originated the contracts. The Company has no future obligation with respect to this commission and, prior to January
1, 1994, the portion representing excess ceding commission was recognized in earnings and the portion representing recovery of acquisition expenses was charged to deferred acquisition costs when the risk was transferred to the coinsurer. As discussed below under Change in Accounting for Ceding Commissions, after 1993, these commissions are deferred and recognized in earnings in proportion to the earnings generated directly from the related annuity contracts (without consideration of the impact of the coinsurance agreement).


Federal Income Taxes:

Currently, IIG and its non-life subsidiaries file a consolidated federal income tax return. Beginning in 1995, Investors may be included in this consolidated return.

Life insurance companies with total assets less that $500 million are allowed a deduction which is not available to larger life companies. As a "small" life insurance company, 60% of the first $3 million of "life insurance company taxable income" is deductible. This deduction phases out on a pro-rata basis as income increases from $3 million to $15 million.

The Company uses the asset and liability method of accounting for income tax expense prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method of accounting, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recorded net of the applicable valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Net Income (Loss) per Common Share:

Net income (loss) per common share is based on the weighted average number of shares and share equivalents outstanding during the year.


Change in Accounting for Ceding Commission:

As the Company sells an annuity contract, it cedes a significant portion of the resulting investment risk and benefit to another insurance company under a coinsurance agreement. Similar to an insurance agency, the Company receives a commission from the coinsurer to compensate it for its sales and distribution efforts. Any excess of this ceding commission over the related policy acquisition cost is profit to the Company. The Company's right to this commission is in no way contingent; other than the risk of default on the part of the coinsurer, the Company has no further potential for profit or loss from the portion of the business ceded. Prior to January 1, 1994, the Company used an accounting policy that recognized the earnings process as completed when these investment risks and benefits were ceded.

Thus, the related excess ceding commissions were recognized at the time of receipt of the ceding commission.

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", excess ceding commissions of an insurance company resulting from ceding insurance risks (as specifically defined) are recognized over the life of the related insurance policy, rather than as the risk is ceded. SFAS No. 113 provides specific accounting guidance for accounting for the excess ceding commissions that result from the transfer of insurance risks. For other types of arrangements where insignificant amounts of insurance risk is transferred, such as the Company's coinsurance of its annuity contracts, SFAS No. 113 simply specifies "deposit accounting" and does not provide specific guidance for applying this method of accounting. Many insurance companies have adopted a type of "deposit accounting" very similar to the accounting specified for insurance risks: excess ceding commissions are recognized over the life of the related contracts. In view of this emerging consensus, and in the interest of comparability of its financial statements with those of other insurance companies, the Company has decided to adopt this approach to accounting for its excess ceding commissions.

Under the prior accounting method, as investment risks were ceded, the deferred acquisition costs related to the annuity contracts were reduced by the portion of the costs recovered through the ceding commission; the remaining excess ceding commission was recognized as revenue in the period the investment risks and benefits were transferred. Under the new accounting method, which was retroactively adopted effective January 1, 1994, the deferred acquisition costs related to the annuities are not reduced; the full ceding commission, including the excess ceding commissions and the recovery of the annuity acquisition costs, is treated as unearned income. This unearned ceding commission is treated as earned in direct relation to the present value of expected gross profits of the related annuity contracts, which is the same manner in which the related deferred amortization costs are amortized. Like deferred acquisition costs, the unearned ceding commission will be adjusted retrospectively when changes are made to the current or future estimated gross profits. As the ceding commission is earned, the excess ceding commission is recognized as commission income and the cost recovery portion is offset against the amortization of deferred acquisition costs.

The cumulative effect of this change in accounting practice, $3.8 million as of January 1, 1994, has been included as a adjustment to earnings for the year ended December 31, 1994.


Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1995.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accrued investment income and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's investment securities were based on quoted market values, if available. If quoted market prices were not available, fair values were estimated using quoted market prices for similar securities.
Since the ultimate cash flow related to the note payable is not determinable, calculation of its theoretical market value is not practicable.


Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of he financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.


New Financial Accounting Standards:

The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement, when adopted, is not expected to have a material impact on the Company.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by FASB in October 1995. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Disclosure requirements are also effective for fiscal year beginning after December 15, 1995 although pro-forma disclosure is required for all awards granted in fiscal years beginning after December 15, 1994. Disclosures for awards granted in the first fiscal year beginning after December 15, 1994 (i.e. 1995 awards) are not required in financial statements for that fiscal year but must be represented subsequently whenever financial statements for that fiscal year are presented for comparative purposes. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for all employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based upon the fair value (as defined by the Statement) of the award at that date and is recognized over the service period. Companies not electing to adopt this fair value based method may continue to account for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, although they must make program disclosures of net income and earnings per share as if the fair value based method had been used. The Company intends to continue to account for employee stock compensation plans using APB No. 25 and will begin providing required pro forma disclosures in 1996.


Reclassification:

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

(2)  INVESTMENTS
     -----------
The amortized cost and fair values of fixed maturity and equity investments as of December 31 are summarized as follows (in thousands):

                                                  Gross      Gross
                                      Amortized Unrealized Unrealized Fair
                                         Cost      Gain       Loss    Value
                                      ---------   ------   --------  -------
1995:
Held to maturity:
 U.S. Treasury obligations              $ 9,004   $1,052    $   -   $ 10,056
 Progress Financial Corporation             500      -          -        500
Available for sale:
 Securities issued by U.S. Government
  agencies and authorities              141,474    7,791         34  149,231
 Equity securities                          339       27        -        366
                                      ---------   ------    -------  --------

                                        151,317    8,870         34  160,153
1994:                                 ---------   ------    -------  --------
Held to maturity:
 U.S. Treasury obligations              $ 9,009   $  -      $   552  $ 8,457
 Progress Financial Corporation             500      -          -        500
Available for sale:
 Securities issued by U.S. Government
  agencies and authorities              144,426      -       12,401  132,025
 Equity securities                          407      255        -        662
                                      ---------   ------    -------  --------

 Total                                 $154,342   $  255    $12,953 $141,644
                                      =========   ======    =======  ========

Fair values for investments are based on quoted market prices, except for the common stock of Jupiter Tequesta National Bank ("Jupiter") in 1994. Jupiter was a small local bank located in Jupiter, Florida whose stock was not actively traded on any major exchange. Prior to December 31, 1994, Jupiter's fair value was considered to be its purchase cost which approximated the book value of its shares. The fair value at December 31, 1994 was based upon a definitive agreement of sale with 1st United Bancorp ("FUB") of Boca Raton, Florida, whereby FUB acquired all the outstanding stock of Jupiter in 1995. The purchase price, which translates to approximately $16.36 per share, was used as the fair value at December 31, 1994. The sale was completed in April 1995.

In a 1994 private placement, the Company purchased a $500,000 redeemable, subordinated debenture issued by Progress Financial Corporation ("PFC") with which the Company shares a common director. The bond, which pays 8.25% interest quarterly and matures on June 30, 2004, was accompanied by warrants to purchase 50,000 shares of PFC common stock for $6.00. No cost or value has been assigned to these warrants.

The Company owns 188,971 shares, or 3.7%, of the capital stock of an affiliate with which it shares a common director. After closely monitoring this investment for several years, in 1994, the Company concluded the decline in market value of these shares was other than temporary. Therefore, in 1994 the cost basis of this investment was reduced to its then most recent trading range (market value of $992,098) and the Company recognized an investment loss of $1,275,555.

The table below summarizes the cost and market value of this investment as of as of December 31:

                                                    1995            1994
                                                    ----            ----
                                 Market Value    $803,127        $873,991
                                                 ========        ========
                                     Cost        $992,098        $992,098
                                                 ========        ========


Cash equivalents and other investments totaling $9,968,000 and $8,064,000 at December 31, 1995 and 1994, respectively, were on deposit with state agencies to meet regulatory requirements.

The expected maturities of the Company's fixed maturity investments at December 31, 1995 were as follows (in thousands):

                                              Amortized Cost    Fair Value
                                              --------------    ----------
       Due in one year or less                  $   4,834       $   5,116
       Due after one year through five years       22,800          24,130
       Due after five years through ten years      60,142          63,651
       Due after ten years                         63,202          66,890
                                                 --------        --------

                                                $ 150,978       $ 159,787
                                                  =======         =======

This table includes mortgage-backed securities whose expected maturities are based on the forecasted cash flows from the underlying mortgages.

Realized investments gains (losses) and changes in the unrealized investment gains (losses) for the year ended December 31 were as follows (in thousands):

                                       Realized Investment Gains (Losses)
                                       ----------------------------------
                                          1995        1994        1993
                                          ----        ----        ----
            Fixed maturity securities    $  730       $ 754     $ 1,611
            Equity securities               360          -          -
            Investment in Affiliate          -       (1,276)        -
            Other                            -          175          50
                                        -------      -------   --------

                                        $ 1,090      $ (347)   $  1,611
                                        =======      =======   ========

                                    Unrealized Investment Gains (Losses)
                                    ------------------------------------
                                       As of            Change During the
                                    December 31,            Year Ended
                                    --------------   -----------------------
                                     1995     1994     1995     1994    1993
                                     ----     ----     ----     ----    ----
Securities available for sale      $7,784 $(12,146) $19,930  $(17,966)    $ 3
Investment in affiliates             (189)    (118)     (71)    1,063     118
Deferred acquisition costs         (4,433)   6,370  (10,803)    17,017      -
Deferred tax asset                  1,148    4,419   (3,271)    1,409      -
Deferred tax valuation allowance    1,778   (2,776)   4,554    (3,105)     -
                                    -----   -------   -----    -------    ----

        Impact of assets            6,088   (4,251)  10,339    (1,582)    121
                                    -----   -------  ------    -------    ----

Unearned ceding commission         (3,921)   5,157   (9,078)   12,527      -
Deferred tax liability              2,926    1,643    1,283    (1,696)     -
                                    -----    -----    -----    -------    ----

        Impact of liabilities        (995)   6,800   (7,795)   10,831      -
                                     -----   -----   -------   ------     ----

Impact on shareholder's equity     $7,083 $(11,051) $18,134  $(12,413)  $ 121
                                    =====  =======   ======   =======    =====

The components of net investment income for the year ended December 31 are as follows (in thousands):
                                      1995           1994           1993
                                      ----           ----           ----
Fixed maturities                  $ 11,093       $ 10,533       $  9,830
Mortgage and policy loans               90            111            147
Short-term investments                 545            228            198
                                    ------         ------         ------

Gross investment income             11,728         10,872         10,175
Less investment expenses               130            121            123
                                    ------         ------         ------

Net investment income             $ 11,598       $ 10,751       $ 10,052
                                    ======         ======         ======



(3)     COMMITMENTS AND CONTINGENCIES

There is action pending against the Company in the Supreme Court of the State of New York, County of New York, entitled Federal Insurance Company vs. Gemco National, Inc. in which Federal Insurance Company ("Federal") seeks compensatory damages in excess of $550,000 for an alleged breach of contract. Federal alleges that Gemco breached its agreement with Federal to pay the premiums on its automobile, workers' compensation and commercial insurance policies underwritten by Federal for the Gemco's subsidiary, the Ampat Group, Inc. No activity with respect to this action has occurred since early 1990. However, under New York law, lawsuits remain pending indefinitely. Although management believes the Company has valid defenses to this claim, the ultimate outcome cannot be predicted with any degree of certainty.

(4)     INCOME TAXES

Income tax expense (benefit) consist of the following (in thousands):

                                         Year ended December 31,
                                         -----------------------
                                         1995      1994    1993
                                         ----      ----    ----
Current income tax expense (benefit)    $ (136)    $ 198   $ 366
Deferred income taxes:
 Change in net deferred tax asset          190    (2,015)    596
 Change in valuation allowance            (190)    2,015    (596)
                                          ----      ----    ----

 Total income tax expense (benefit)     $ (136)    $ 198   $ 366
                                          ====      ====    ====


The net deferred tax assets related to unrealized gains and losses on investments for the year ended December 31 are as follows (in thousands):

                                         1995      1994      1993
                                         ----      ----      ----
Net deferred tax asset, beginning       $2,777     $ 307     $ 308
Change during year                      (4,555)    2,470        (1)
                                        -------    -----       ----
Net deferred tax asset (liability),
 ending                                 (1,778)    2,777       307
Valuation allowance                      1,778    (2,777)     (307)
                                         -----    -------     -----

Net balance                             $  -     $   -       $  -
                                         =====    =======     =====


The valuation allowance related to the deferred tax asset accounts is calculated on both an aggregate basis and for those items effecting income. The difference between these calculations is combined with the impacts of the unrealized investment gains (losses) which effect shareholder's equity directly. Therefore, while the aggregate valuation allowance is a contra-asset, the residual allowance assigned to the unrealized investment gains (losses) may be either positive or negative.

Actual income tax expense (benefit) for 1995, 1994 and 1993 differed from the "expected" tax expense for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes by the following:

                                              1995      1994      1993
                                              ----      ----      ----
Computed "expected" tax expense (benefit)     (34)%     (34)%     (34)%

Increase (reduction) in income taxes
 resulting from:

Changes in the valuation allowance for
 deferred tax assets,allocated to income
 tax expense                                  (54)%      47 %     179 %
Non-deductible expenses including amortization
 of intangibles                                21 %       2 %       9 %
Small life insurance company deduction         -  %      (8)%     (83)%
State income taxes, net of federal
 income tax benefit                            (1)%        -        2 %
Impact of tax loss carryback                   38 %        -        -
Other, net                                      1 %        -        -
                                              -----      ----     -----

                                              (29)%       7 %      73 %
                                              =====      =====    =====

The components of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                    1995         1994
                                                    ----         ----

Deferred tax assets:
Life insurance company:
Policyholder reserves and liabilities            $23,241        $4,763
Unrealized losses on investments                    -            3,101
Investment in affiliates                             366           354
Unearned ceding commission                         9,516         9,189
Alternative minimum tax carryforward                 185           186
Other                                                  4             2
Non-life company:
Operating loss carryforward                        1,428         1,356
Other                                                 75           185
                                                  ------        ------

Total deferred tax assets                         34,815        19,136
Valuation allowance                               (3,319)       (8,064)
Net deferred tax assets                           31,496        11,072
                                                  ------        ------
Deferred tax liabilities:
 Life insurance company:
  Deferred acquisition costs                     (10,472)      (11,000)
  Unrealized gains on investments                 (1,945)          -
  New Era reinsurance premium                    (19,077)          -
  Other                                               (1)          (17)
 Non-life company - other                             (1)          (55)
                                                 --------      --------

Total deferred tax liabilities                   (31,496)      (11,072)
                                                 --------      --------

Net deferred tax assets and liabilities        $    -          $    -
                                                 ========      ========

The net increase (decrease) in the total valuation allowance for the years ended December 31, 1995, 1994 and 1993 was $(4,745,000), $4,486,000 and
$596,000, respectively. Based on the continuing losses, the Company cannot be assured of realizing its deferred tax assets. Therefore, a 100% valuation allowance will be assigned to the net deferred tax asset until realization of this asset is considered more likely than not.

At December 31, 1995, in addition to an alternative minimum tax carryforward in the life insurance company of $186,000 (which does not expire), IIG had the following tax carryforward items (in thousands):

                                           Operating Loss   Capital Loss
                      Year of expiration    Carryforward    Carryforward
                      ------------------   --------------   ------------
                            1996             $     -         $     45
                            1997                   -              190
                            2001                 3,392              -
                            2002                   752              -
                            2003                   248              -
                            2004                   742              -
                            2005                   895              -
                            2007                   136              -
                            2008                   397              -
                            2009                   322              -
                            2010                   375              -
                                                 -----          ------

                                                $7,259         $   235
                                                ======         =======

When the Preferred Shares discussed in Notes 10 and 11 are issued, the resulting "change in control" could substantially reduce the Company's ability to utilize its non-life loss carryforwards.

Investors' "policyholders surplus account," which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account, which, under provision of the Tax Reform Act of 1984, will not increase after 1983, is approximately $1.7 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current tax rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $595,000.

(5)     COINSURANCE

Investors reduces its overall risk on whole life, immediate annuity and health insurance policies through an uncollateralized program of quota share coinsurance and excess of loss reinsurance. As the direct insurer, Investors retains primary liability to the policyholder on all risks transferred. The premium income and benefit expenses presented in the Statement of Operations for the year ended December 31 are reflected net of the reinsurance transactions outlined below (in thousands):

                                              1995       1994       1993
Quota Share Contracts:                        ----       ----       ----
     Premium ceded                        $  1,850     $   617     $   703
     Surrender Fees                       $  1,674     $   834     $   451
     Benefits recovered                   $    225     $   465     $   612
     Interest on investment contracts
      recovered                           $ 19,273     $12,367     $ 8,580
     Amortization of deferred acquisition
      cost                                $  1,130     $ 1,375     $   505

Excess of Loss Contracts:
     Premium ceded                        $    -       $    79     $    55
     Benefits recovered                   $    -       $    -      $    -

Republic-Vanguard Life Insurance Company ("RVL"), is the Company's primary reinsurer and a member of the Winterthur Swiss Insurance Group (one of the largest Swiss insurance companies). The substantial portion of the Company's reinsurance is coinsurance related to investment risks transferred to RVL totaling approximately $351.5 million at December 31, 1995 and recorded as investment contract benefits recoverable on the accompanying balance sheet. From October 1, 1991 through September 30, 1994, 80% of Investors's annuity production was transferred to RVL. For contracts issued subsequent to October 1, 1994 and May 1, 1995, this percentage was revised to 90% and 100%, respectively, due to concerns over Investors' ratio of statutory policy liabilities to capital and surplus (See Note 8). See Note 1 for additional information on the accounting for coinsurance arrangements.

The Company's Accelerated Benefit life policies are being reinsured with WLR on a 80% coinsurance contract.

As a result of Delaware's continued concern over Investors' ratio of statutory policy liabilities to capital and surplus, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Investors will pay New Era coinsurance allowances of 1% of the average statutory policy liability for the first 5 years. Thereafter, New Era will pay Investors 2% of the average statutory policy for the following five years. The profit related to these allowances will be deferred until its realization is assured.

Since under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, was reflected in Investors' 1995 statutory statement, Investors' ratio of statutory policy liabilities to capital and surplus the ratio was reduced below Delaware's target. The Company expects this to help allay Delaware's concerns (see Notes 8 and 11). (Since this transaction was closed in 1996, it will be treated as a 1996 event under generally accepted accounting principles.)

(6)     NOTE PAYABLE

In connection with its acquisition of IIC and Investors, the Company issued an $8,000,000 secured subordinated note payable due March 31, 1997, with interest at 8% payable quarterly. The note is secured by the stock of IIC. This security interest is subordinate to any senior indebtedness.

As a result of material misrepresentations by the seller, the Company has several significant claims which, if sustained, should reduce the principal amount of the note and result in a refund of previously paid interest. However, these issues cannot be settled at this time since ownership of the note is in dispute. The seller, a Pennsylvania insurance company, allegedly transferred the non-negotiable note to a Delaware insurer. Subsequently, both companies came under orders of rehabilitation from the insurance departments of their respective states. Now, in their roles as liquidators, both states claim ownership of the note.

To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court in late 1995. While the parties have had numerous discussions regarding settlement, there has been no agreement to date. In connection with this action, on March 14, 1996, the Delaware Department of Insurance filed a petition for Declaratory Judgment against the Company in Delaware court. This action requests the court to declare that the note is negotiable and that the Company does not have any claim to offset the principal amount of the note and seeks indemnification from the Company. The Company is currently reviewing these filings and extensions.

Ultimately, settlement of this dispute will not result in any additional liability to the Company, but should make it possible to settle the Company's claims against the note. Since the ultimate cash flow related to this note is not determinable, calculation of its theoretical market value is not practicable.



(7)     STOCK OPTIONS AND WARRANTS

The Company has instituted three incentive stock option plans for the benefit of employees or agents of the Company and its subsidiaries ("1982 Plan," "1992 Plan" and "Agents Plan").

Under the 1982 Plan, options for up to 147,074 shares of the Company's common stock are authorized and outstanding. These options may be exercised at a price of $.625 per share.

The 1992 Plan was approved by the shareholders in June 1992. This plan allows options on up to 500,000 shares of the Company's common stock to be granted to employees of the Company and/or its subsidiaries. During 1992, 340,000 options were granted under this plan of which 112,000 were vested at issue. The remaining 228,000 options vest over a four year period starting January 1, 1993, in amounts totaling 72,000; 72,000; 72,000 and 12,000, respectively.


During 1994 and 1993, respectively, 17,500 and 87,500, additional options were granted under this plan, all of which vested at issue. No options were granted under this plan in 1995, however, 27,500 options expired due to employee resignations and will be returned to the pool of options available for grant under this plan.

The Agents Plan was initiated by the Board of Directors in September 1994 and is subject to renewal annually at the discretion of the Board of Directors. This Plan allows issuance of options on up to 75,000 shares of common stock annually to Investors' most productive agents. However, in 1995, the Board authorized the issuance of options on 97,000 shares. If unexpired, these options expire two years after the date of grant.


Outstanding options to purchase common stock at December 31, 1995 were as follows:
                                                     Average
                            Outstanding   Options    Option    Year of
                              Options   Exercisable   Price    Expiration

       1982 Plan              147,074      147,074  $ 0.6250     2000
       1992 Plan              417,500      405,500  $ 1.6164     2002-04
       Agents Plan             82,200       82,200  $ 1.8212     1997


The Company makes no charges against income for these stock options since the exercise price of all options is equal to or greater than the market value of the Company's common stock at the date of each grant. Upon exercise of any of these stock options, the excess of the option price over the par value would be credited to additional paid-in capital.

In 1989, the Company issued warrants, exercisable at issue, to purchase 1,000,000 shares of its common stock at $2.00 per share. The agreement issuing these warrants contained an adjustment clause whereby the number of shares and the purchase price might require adjustment based on the issuance of common stock and stock options. As of December 31, 1995, the adjusted number of shares and share price were 1,062,438 and $1.8825, respectively. These warrants expire on March 31, 1997 (see Note 11).



(8)     STATUTORY CAPITAL AND SURPLUS AND DIVIDEND RESTRICTIONS

The statutory accounting practices prescribed or permitted by regulatory authorities differ in certain respects from GAAP. The principal differences between GAAP and statutory accounting are as follows:

        -Deferred Acquisition Costs. These costs are treated as a period expense on a statutory basis, but are amortized over the expected gross profits under GAAP;

        -Policy Liabilities. The calculation of the liability for future policy benefits is based on different assumptions for statutory purposes than for GAAP and is reported net of reinsurance;

        -Unearned Ceding Commission. Subsequent to the change in GAAP accounting described in Note 1, the GAAP profit of the ceding commission is deferred and amortized based on the expected gross profit of the related annuity contracts. Prior to this change, both statutory and GAAP profits were consistently recognized as the business was ceded.

        -Investment Market Value Adjustment. All fixed maturity securities are reported at amortized cost for statutory purposes, while GAAP requires the fixed maturities classified as "available for sale" to be reported at market value;

        -Goodwill. The excess of the purchase price of Investors over its identifiable assets and liabilities is deferred and amortized for GAAP. These costs are not recognized under statutory accounting.

        -Interest Maintenance and Asset Valuation Reserves. These reserves are treated as liabilities for statutory purposes, but are restored to capital and surplus for GAAP;

        -Non-Admitted Assets. Certain designated assets are not recognized under statutory accounting;

        -Deferred Income Taxes. Under certain conditions, the impact of certain variances from taxable income is recognized as an adjustment to income tax expense for GAAP, but not for statutory accounting purposes; and

        -Premium Revenue. Under GAAP, premiums related to certain interest sensitive products is excluded from revenue.

In addition to these differences, from time-to-time, insurance companies may record transactions in different periods for regulatory purposes than under generally accepted accounting principles. The New Era reinsurance agreement (see Note 5) was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

As a result of these differences, the statutory net income (loss) was
$ (1,279,992), $ 297,634 and $430,623 in 1995, 1994 and 1993, respectively.
The impact of these differences on the reported net worth of the Company is summarized below:
                                               1995            1994
                                               ----            ----
Investors' statutory capital and surplus   $ 5,457,006     $ 7,107,826
Deferred acquisition costs                  42,467,973      45,404,640
Policy liability adjustment                (89,888,981)    (18,765,202)
Unearned ceding commission                 (38,062,255)    (36,754,673)
Investment market value adjustment           7,756,735     (12,402,028)
Goodwill                                     3,665,559       3,942,195
Interest maintenance and asset
  valuation reserves                         1,272,892       2,357,143
Reinsurance payable to New Era              76,306,929            0
Non-admitted assets                            208,584         120,008
Other, net                                     155,710         254,194
                                            ----------      ----------

IIG's investment in Investors                9,340,152      (8,735,897)
IIG's note payable                          (8,000,000)     (8,000,000)
Other assets and liabilities of IIG             88,024          417,241
                                            ----------      -----------

IIG's GAAP basis shareholder's equity     $  1,428,176    $ (16,318,656)
                                            ==========      ===========

At December 31, 1995, Investors' capital and surplus exceeded the $550,000 minimum required by the insurance laws of its state of domicile, which is Delaware. The Delaware Insurance Department had expressed concern over Investors' ratio of capital and surplus to policyholder liabilities. The Company stabilized this ratio by increasing the coinsurance percentage for new business to 100%, and later reduced this ratio to the level that Delaware believes is appropriate by consummating a coinsurance arrangement with New Era Life Insurance Company to reinsure a significant block of business (see Note 5).

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' statutory liabilities. Based on the results of these tests, no adjustments to the statutory liabilities have been required.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards, effective in 1993, provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1995, Investors percentage of total adjusted capital is in excess of ratios which would require regulatory action.

Interest rate changes significantly effect the market value of the Company's investment portfolio. Since the Company carries most of its investments at market value, these changes, net of the related effects on the amortization of deferred acquisition cost and unearned ceding commission, and the related deferred tax accounts, directly effect total shareholders' equity.

Dividends and other distributions to IIG from Investors are restricted. Investors is required to maintain minimum capital and surplus, determined in accordance with regulatory practices. Distributions are further limited by insurance regulations and may require prior approval of the regulatory insurance departments. Under the terms of a pledge agreement executed in conjunction with the issuance of the secured subordinated note payable described in Note 6, any dividend distributions from the subsidiaries to IIG will be held in an escrow account as collateral. IIG may only use the escrow account to increase the surplus of Investors in the form of a capital contribution. In the event of default, the escrow account would be available to satisfy any accrued interest and the principal balance due under the terms of the secured subordinated note payable.

(9)     CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY



                           CONDENSED BALANCE SHEETS
                                PARENT COMPANY
                                (in thousands)



                                                   December 31,
                                               --------------------
        ASSETS                                  1995          1994
                                                ----          ----
        Cash and cash equivalents             $   272        $  206
        Equity securities, at market               16           446
        Investments in affiliate and
         wholly-owned subsidiary                9,430           -
        Other assets                               10            28
                                                -----         -----

                Total assets                   $9,728        $  680
                                                =====         =====




        LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

        Liabilities:
                Note payable                  $ 8,000       $ 8,000
                Deficit investment in
                 wholly-owned subsidiary         -            8,668
                Accrued expenses                  300           330
                                              -------       -------

                Total liabilities               8,300        16,998
                                              -------       -------
        Shareholders' Equity (Capital Deficit):
                Common stock                    1,384         1,383
                Additional paid-in capital      3,652         3,651
                Net unrealized investment
                 gains (losses)                 7,060       (11,051)
                Accumulated deficit           (10,660)      (10,301)
                Treasury stock                     (8)          -
                                              -------       -------
               Total Shareholders' Equity
                (Capital Deficit)               1,428       (16,318)
                                              -------       -------
               Total Liabilities and
                Shareholders' Equity
                (Capital Deficit)            $  9,728       $   680
                                              =======        ======

        -------------------------------------------------------------

                   CONDENSED STATEMENTS OF OPERATIONS
                             PARENT COMPANY
                             (in thousands)

                                           Year Ended December 31,
                                         -------------------------------
                                           1995        1994       1993
                                           ----        ----       ----
Revenue:
  Investment income                       $   7       $   2      $   6
  Realized investment gains (losses)        382      (1,276)         -
  Management fees                           995       1,216        982
                                          -----      -------     ------

                Total revenue             1,384         (58)       988
                                          -----      -------     ------
 Expenses:
  General and administrative expenses       803       1,023        743
  Interest expense                          640         640        640
                                          -----     -------      -----

                Total expenses            1,443       1,663      1,383
                                          -----     -------      -----
Loss before equity in net income (loss)
 of subsidiaries and income taxes           (59)     (1,721)      (395)
Equity in net income (loss) of
 subsidiaries                               299      (1,450)      (468)
                                          -----     -------      -----

Loss before income taxes                   (358)     (3,171)      (863)
Income tax expense                           -           -           1
                                          ------    -------      -----
Loss before cumulative effect
 of change in accounting principle         (358)    (3,171)       (864)
Cumulative effect to December 31, 1994
 of changing to a different method of
 recognizing ceding commission income         -     (3,859)        -
                                          ------    -------      -----

Net Loss                                 $ (358)   $(7,030)    $  (864)
                                          ======    =======      =====

        -------------------------------------------------------------

                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
                                (in thousands)


                                               Year Ended December 31,
                                              -------------------------
                                                 1995     1994    1993
                                                 ----     ----    ----
Cash flows from operating activities:
 Net loss                                     $  (358)  (7,030)  $(864)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Cumulative effect to December 31, 1993
    of changing to a different method of
    recognizing ceding commission income           -     3,859      -
   Equity in net loss of subsidiaries             299    1,450     468
   Realized investment (gains) losses            (382)   1,276      -
   Change in other assets and
    other liabilities, net                        (48)     131      82
                                                ------  ------  -------

        Net cash used in operating activities    (489)    (314)   (314)
                                                ------  ------- -------
Cash flows from investing activities:
 Proceeds from the sale of investments            577      216     -
 Purchases of equity securitie                    (15)     -       (12)
                                                ------  ------- -------
Net cash provided by (used in)
 investing activities                             562      216     (12)
                                                ------  ------- -------
Cash flows from financing activities:
 Common stock  issued                               1       -       -
 Treasury shares purchased                         (8)      -       -
                                                ------  ------- -------

        Net cash used in financing activities      (7)      -       -
                                                ------  ------- -------
Net increase (decrease) in cash and
 cash equivalents                                  66      (98)   (326)
Cash and cash equivalents,
 beginning of year                                206      304     630
                                                ------  ------- -------

Cash and cash equivalents, end of year          $ 272    $ 206   $ 304
                                                ======  ======= =======

        Supplemental disclosures of cash flow information:
                Cash paid during the year for:
                        Interest                $ 640    $ 640   $ 640
                        Income taxes               -        -        1

(10)    PREFERRED STOCK

At the annual shareholders meeting held on November 17, 1995, the shareholders authorized the Company to issue up to 20,000,000 shares of no par preferred stock. Further, the shareholders authorized the Board of Directors to establish the actual number of shares to be issued in a series, and to fix the designations, powers, preferences and rights within a series of shares and the qualifications, limitations or restrictions thereof without further shareholder approval. As of May 1, 1996, the Board has taken no action relating to these shares and none have been issued.


(11)    SIGNIFICANT SUBSEQUENT EVENTS

During 1995, Delaware expressed increased concern over Investors' high ratio of statutory policy liabilities to capital and surplus. In late 1995, IIG decided to reconsider all its options, including the possible sale of Investors and reinsuring a large block of its inforce business. In December 1995, the IIG signed a definitive agreement to sell Investors to Standard Management Corporation ("SMC") in exchange for stock of SMC and relief from IIG's $8 million note. However, in the first quarter of 1996, the agreement was terminated and a controversy ensued between IIG and SMC regarding the basis of this termination. In April 1996, IIG agreed to settle all the disputes arising from this agreement and its termination by paying SMC $8,000 in cash and 72,000 restricted shares of IIG stock. The accompanying financial statements reflect the provision for this settlement.

Simultaneously with IIG's search for additional capital, Investors responded to Delaware's concern by structuring a reinsurance agreement for a significant block of its business. As described in Note 5, in the first quarter of 1996, Investors closed a reinsurance agreement with New Era. This agreement was effective December 31, 1995 and, with Delaware's approval, was recorded in Investors' statutory financial statements for 1995 (but in 1996 under generally accepted accounting principles). As a result, Investors' ratio of statutory liabilities to capital and surplus was reduced below Delaware's targeted amount. However, Delaware continues to monitor Investors closely, including reviewing and approving certain expenditures.

Under the terms of the New Era reinsurance agreement, Investors elected to transfer cash rather than securities to New Era. Therefore, in January and February of 1996 Investors sold the securities supporting this block of business and realized an investment gain of $3.7 million. Under generally accepted accounting principles, this gain accelerates the amortization of the deferred acquisition costs related to this block of business by approximately $2.1 million, leaving approximately of $1.6 million as a contribution to profits for the first quarter of 1996.

Because of the amount of business Investors writes in California (approximately 33% of its total in 1995), that State considers Investors to be "commercially domiciled" in California and regulates it accordingly. Therefore, in addition to Delaware's approval, Investors had to obtain approval for the New Era reinsurance agreement from the California Department of Insurance ("California"). California approved the coinsurance portion on the New Era agreement, but wanted additional time to review the assumption portion of the agreement. Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million by June 30, 1996 in order to continue to write new business in California. The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1995 level based on its current statutory capital and surplus. In 1995, Investors wrote approximately 24% of its new business in Arizona.

To satisfy both California and Arizona, the Company signed a definitive agreement on April 29, 1996 with AAM Capital Partners, L. P. ("AAM") for the sale of up to $7,000,000 of convertible voting preferred stock (70,000 shares). This infusion of capital will be used to recapitalize IIG's insurance subsidiary, Investors Insurance Corporation. The insurance company will then be able to retain a larger portion of its profitable annuity business that is currently being ceded to a reinsurer. AAM has in-depth expertise of insurance operations and plans to help IIG utilize its marketing expertise in a number of new and expanding markets. AAM is an equity investment fund which participates in investments in the insurance industry.

Under the terms of the agreement, which is scheduled to close on June 30, 1996, IIG's Board of Directors will expand to seven members. As separate groups, the owners of the preferred and common shares will each separately elect three directors. The remaining director will be elected by all the shareholders. Each preferred share will be convertible at any time into 100 shares of common stock or, after December 31, 2001, redeemable for $100 per share, plus accrued dividends at the option of the holder. In conjunction with this agreement, IIG will exchange 250,000 restricted shares of its common stock for all of IIG's currently outstanding warrants to purchase 1,000,000 shares of common stock. These warrants are currently held by Chester
County Fund, Inc., IIG's largest shareholder.

In addition to the normal and customary contingencies, final closing of the agreement is subject to regulatory approval and the full subscription of AAM's coinvestor group.

If this agreement closes as scheduled, the additional capital should satisfy the conditions set by both California and Arizona and reduce the level of regulatory scrutiny from Delaware.



(12)    Related Party Transactions:

Under a consulting agreement which was terminated in March 1996, Mr. Goebert (one of the Company's directors) received $100,000 in 1995 and 1994. The law firm of Palmarella & Sweeney, P. C., in which Mr. Palmarella (one of the Company's directors) is a principal shareholder, received legal fees of $117,415 and $90,900 in 1995 and 1994, respectively.

               INVESTORS INSURANCE GROUP, INC.  AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA



The following is a tabulation of the unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 (in thousands, except per share amounts):
                                                      Net          Net
                                           Total     Income    Income (Loss)
                                          Revenues   (Loss)      Per Share
                                          --------  --------     ---------
1995 Quarters
     First                                $ 3,630    $ (324)    $  (0.12)
     Second                                 4,234        24         0.01
     Third                                  3,511      (593)       (0.21)
     Fourth                                 3,885       512         0.18

1994 Quarters
     First                                 $3,165   $(4,472)      $(1.62)*
     Second                                 4,132    (1,461        (0.53)
     Third                                  3,445      (131)       (0.05)
     Fourth                                 1,711      (966)       (0.35)


        * Includes the cumulative affect through December 31, 1993 of retroactively applying the change in accounting for ceding commissions of $(3,858,552), or $(1.39) per share.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                               DECEMBER 31, 1995
                            (Dollars in thousands)

                                                                Amount at
                                               Cost or            which
                                              Amortized  Fair     shown
     Type of Investment                          Cost   Value     in the
     ------------------                                        balance sheet
                                              --------- -----  -------------
Held to maturity:
 Fixed maturities:

   U.S. Government treasury obligations       $ 9,004  $10,056    $ 9,004
   Banks                                          500      500        500
                                              -------  -------    -------

Total held to maturity                          9,504   10,556      9,504
                                              -------  -------    -------
Securities available for sale:
 Fixed maturities:
   U.S. Government agencies and authorities   141,474  149,231    149,231

 Equity securities:
   Common stocks - banks and
     insurance companies                          339      366        366
                                              -------  -------    -------

Total securities available for sale           141,813  149,597    149,597
                                              -------  -------    -------

Total debt and equity securities              151,317  160,153    159,101

Mortgage loans on real estate                     564      564        564
Policy loans                                      598      598        598
Short-term investments                            356      356        356
                                              -------  -------    -------

Total investments                           $ 152,835 $161,671  $ 160,619
                                              =======  =======    =======

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by Item 9 is incorporated by reference to Form 8K filed February 13, 1996.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant


Directors

The Board of Directors of the Company currently consists of four directors whose terms expire at the 1996 Annual Meeting. The four directors are Messrs. Melvin C. Parker, Ronald W. Hayes, Donald F.U. Goebert and Ernest D. Palmarella. On April 4, 1996, Mr. Jack L. Howard resigned as a director. The Board has not decided when, or if, it will name a new director for the remainder of Mr. Howard's term.

The following table sets forth the age and address of each currently active director, the principal occupation or employment of each director during the previous five years, the year in which each individual initially became a director of the Company and other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of sections 15(d) of such Act or any company registered as and investment company under the Investment Company Act of 1940.


                          Position with the Company and
                        Principal Occupation or Employment        Director
       Name                  During Past Five Years                Since
  ----------------        -------------------------------       ------------
Melvin C. Parker (1)(3) Chairman of the Board of Directors of  January 3, 1992
7200 W. Camino Real     the Company since March 15, 1996;
Boca Raton, FL 33433    President, Chief Executive Officer and
Age 52                  a Director of the Company since
                        January 1992; Treasurer of the Company
                        since November 1995; President, Chief
                        Executive Officer and a Director of
                        IIC, Inc. and Investors Insurance
                        Corporation since June 1990; President,
                        Treasurer and a Director of Investors
                        Marketing Group, Inc. since June 1994;
                        President and Chief Marketing Officer
                        of Financial Benefit Life Insurance
                        Company from August 1988 to June 1990.


Ronald W. Hayes (1)     Chairman of the Board from January     June 11, 1987
7200 W. Camino Real     1989 to March 15, 1995; President and
Boca Raton, FL 33433    Chief Executive Officer of the Company
Age 58                  from January 1989 to January 1992;
                        Director of IIC, Inc.; Director and
                        Vice President of Investors; until
                        1995, Director of Jupiter Tequesta
                        Bank; President and 100% shareholder
                        of Lincoln Consulters and Investors,
                        Inc. for more than the past five
                        years.

Donald F.U. Goebert (1) Vice President and a Director of the   June 11, 1987
615 Willowbrook Lane    Company from June 1987 to present;
West Chester, PA 19382  Secretary and Treasurer of the Company
Age 59                  from June 1987 to June 1992; until
                        1995, Director of Jupiter Tequesta
                        Bank; Director of Progress Financial
                        Corporation; Chairman of the Board and
                        President of Adage, Inc. for more than
                        the past five years.


Ernest D. Palmarella    Vice President of the Company from     January 13,1987
(2) (3)                 January 1989 to March 1996; Director
2 Radnor Corporate      of the Company since January 1989;
Center                  attorney and principal shareholder in
Radnor, PA 19087        the law firm of Palmarella and
Age 44                  Sweeney, P.C. since September 1994;
                        attorney and principal shareholder in
                        the law firm of Mirarchi & Palmarella,
                        P.C. from May 1990 to September 1994;
                        associate in the law firm of Boroff,
                        Harris and Heller, P.C. from April
                        1989 to May 1990.


- ------------------------------
(1) Designates member of Executive Committee
(2) Designates member of Finance/Audit Committee
(3) Designates member of Compensation Committee




Directors Compensation

A director receives a fee in the amount of $500 for each meeting of the Board of Directors and receives a fee in the amount of $300 for each meeting of any standing committee of the Board of Directors. The Company has no other arrangements regarding compensation for services as a director.


Executive Officers

The name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.

                                                            Initial Date
     Name                   Office             Age           of Office
 --------------      ---------------------     ---        --------------
Melvin C. Parker     Chairman of the Board      52            March 1996
                          of Directors
                     President                               January 1992
                     Treasurer                               November 1995

Donald F.U. Goebert  Vice President             59             July 1989

Susan F. Powell      Vice President             47            January 1992
                     Secretary                                November 1995

Each officer is elected to serve until the next annual meeting of directors is held and until his/her successor is elected and has qualified or until his/her earlier death, resignation or removal from office.

On March 15, 1996, the board of directors selected Mr. Melvin C. Parker to succeed Mr. Ronald W. Hayes as Chairman of the Board for the Company. Mr. Hayes continues to serve as a director of the Company.

On March 15, 1996, Mr. Ernest D. Palmarella resigned as Vice President of the Company, but continues to serve as a director and general counsel.

The business experience for the previous five (5) years of Melvin C. Parker and Donald F.U. Goebert is set forth above under "Directors".

Susan F. Powell has served as Secretary of the Company since November 1995, Vice President of the Company since June 11, 1993, and Assistant Secretary of the Company from June 1992 to November 1995. At various times over the last five years, Ms. Powell has served as Executive Vice President, Senior Vice
President and Secretary of Investors Insurance Corporation and IIC, Inc., and Secretary of Investors Marketing Group, Inc., all subsidiaries of the Company.

The employment agreements of both Melvin C. Parker and Susan F. Powell may be canceled with sixty days notice. Mr. Goebert has no employment agreement.

Item 11. Executive Compensation

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 1995, 1994 and 1993 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.

                               SUMMARY COMPENSATION TABLE
                          ----------------------------------------------------
                                                         Long
                                  Annual Compensation    Term
                                                          (5)
                                ----------------------  -------
                                                                  All Other
Name and                        Salary    Bonus  Other  Options/  Compensation
Principle Position         Year   ($)      ($)    ($)   SARs (#)  ($)(3)(4)(6)
- ------------------         ---- -------  ------ -------- -------  ------------
Melvin C. Parker,          1995 208,586  67,056 6,000(1)   -           27,300
President and CEO          1994 208,586  64,640 6,000(1)   -           26,600
                           1993 203,908  44,194 6,000(1)  25,000       24,660

Ronald W. Hayes,           1995 120,134    -       -        -          15,500
Chairman of the Board (7)  1994 120,135    -       -        -          14,800
                           1993 120,000    -       -        -          13,000

Susan F. Powell,           1995 115,300 20,117     -        -          13,452
Executive Vice President   1994 114,152 19,692     -        -          13,379
of Investors Insurance     1993 112,149 10,226     -      20,000       12,238
Corporation

Donald F. U. Goebert,      1995 100,000(2) -       -        -           3,500
Vice President and         1994 100,000(2) -       -        -           2,800
Director                   1993 100,000(2) -       -        -           1,000



- --------------------------
        (1) Represents car allowance.
        (2) Represents fee paid under investment consulting contract.
             This agreement was terminated in March 1996.
        (3) Includes contributions to the deferred compensation plan described below
        (4) Includes contributions made by the Company or its subsidiaries, on behalf of the named officer, to the Investors Insurance Group, Inc. Simplified Employee Pension Plan. Under the Plan, the Company or its subsidiaries may make annual contributions not in excess of the lesser of fifteen (15%) percent of an employee's salary or thirty thousand ($30,000) dollars.
        (5)  There are no restricted stock awards or LTIP payments.
        (6)  Includes directors fees.
        (7)  Mr. Hayes' employment agreement was terminated in March 1996.

Executive and Other Employee Benefit Plans


                       Incentive Stock Option Plan No. 1

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company in 1982 which provides that (a) options for up to 200,000 shares of common stock may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than fair market value on the date of grant; (c) the term of an option may not exceed ten
(10) years and will end no later than three (3) months after termination of employment, death or retirement or one (1) year after date of permanent disability; and (d) such other terms as set forth in the Plan or as may be set by the Company's Board of Directors. The Plan and each option is subject to the provisions of section 422 of the Internal Revenue Code of 1986, as amended. The Plan is applicable only to those options currently outstanding (147,074 shares) and no additional options may be granted under the Plan.


                       Incentive Stock Option Plan No. 2

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company on June 18, 1992 which provides that (a) options for up to 500,000 shares of common stock, par value $.50 per share, may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall be not less than the fair market value of the shares on the date on which the option is granted; (c) the term of the option may not exceed ten (10) years and will end no later than three (3) months after an employee's death, retirement or termination from service for any reason other than disability and shall expire no later than one (1) year after an employee's termination from service due to disability; and (d) such other terms set forth in the Plan or as may be approved by the Board of Directors of the Company. The Plan and each option is subject to Section 422 of the Internal Revenue Code of 1986, as amended.

There were no stock options issued to executive officers under Stock Option Plan No. 2, in 1995.

                   Option Exercises and Fiscal Year End Values

The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 1995 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.


                     OPTION VALUES AS OF DECEMBER 31, 1995
               ---------------------------------------------------------------
                                                        Value of Unexercised
                 Number of Unexercised Options at       In-the-Money options
                     December 31, 1995 (#)            at December 31, 1995 ($)
               ----------------------------------  ---------------------------
   Name             Exercisable  Unexercisable      Exercisable  Unexercisable
 ------------       ----------     ---------        -----------  -------------
Melvin C. Parker      313,000        12,000         $     -       $    -
Susan F. Powell        40,000           -                 -            -
Ronald W. Hayes        67,409           -              21,065          -
Donald F.U. Goebert    67,409           -              21,065          -
Ernest D. Palmarella   12,256           -               3,830          -

        * Value determined from market price at the fiscal year end ($0.9375) less exercise price. The actual value, if any, an executive may realize will depend on the stock price on date of exercise of option, so there is no assurance the value stated will be equal to the value realized by the executive.


                       Simplified Employee Pension Plan

On January 1, 1992, the Company's subsidiary, Investors Insurance Corporation, adopted a Simplified Employee Pension Plan. This same plan was subsequently adopted by the Company on June 11, 1993. Under the Plan, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). A ten percent (10%) of salary contribution was made for the 1995 and 1994 fiscal years. Contributions under the Plan are not mandatory.



                          Deferred Compensation Plan

The Company executed a Deferred Compensation Plan with Melvin C. Parker in 1994. The terms of this Plan provide for the annual payment of $8,500 to a Trust Account for the benefit of Mr. Parker. Upon Mr. Parker's retirement, disability or death, such amount which is existing in said Trust Account shall be paid to him or his beneficiary. The Trust Account is maintained pursuant to a Trust Agreement, the trustees of which are Ronald W. Hayes and Jack L. Howard. The Trust Account is subject to the claims of the general creditors of the Company in the event the Company becomes insolvent, but other than for insolvency, the monies deposited into the Trust Account cannot revert back to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

The following table sets forth information concerning the beneficial security ownership of the Company's common stock by the Directors and Executive Officers, individually and as a group. The table also sets forth the only persons who, to the company's knowledge, are the beneficial owners of more than five (5%) percent of the outstanding voting securities of the company.

                                        Shares Owned
Name and Address                     Beneficially as of         Percent of
of Beneficial Owner                     April 8, 1996            Class (1)
- -------------------                  ------------------         ----------

Melvin C. Parker                         395,075 (2)               12.8%
7200 W. Camino Real
Boca Raton, Florida 33433

Ronald W. Hayes                          173,909 (3)                6.1%
7200 W. Camino Real
Boca Raton, Florida 33433

Donald F.U. Goebert                    2,012,059 (4)               51.6%
615 Willowbrook Lane
West Chester, PA 19382

Ernest D. Palmarella                      12,816 (5)                 *
2 Radnor Corporate Center
Radnor, PA 19087

Susan F. Powell                           40,000 (6)                1.5%
3030 Hartley Road
Jacksonville, FL 32257

All Directors and Officers
of the Company                         2,634,859 (2-6)             60.7%

- -----------------
        *       Less than 1% ownership interest.

        (1) These percentages are computed by dividing the number of shares of common stock shown for each person by the sum of (i) the number of shares of common stock outstanding on April 8, 1996, and
            (ii) the number of shares which that particular person beneficially owns pursuant to stock options and stock warrants.

        (2) The shares listed as being beneficially owned by Mr. Parker include a 1992 option, granted pursuant to Incentive Stock Option Plan 2, which is currently exercisable in the amount of 300,000 shares. The actual grant to Mr. Parker is for 300,000 shares, which vest 24% a year for four years, commencing in 1992 and a final vesting of 4% on January 1, 1996. Mr. Parker's 1993 option of 25,000 shares is also included in the calculation of his beneficial ownership as of April 8, 1996.

        (3) The shares listed as being beneficially owned by Mr. Hayes are held of record by Lincoln Consulters and Investors, Inc. The shares listed as being beneficially owned by Mr. Hayes include an option granted to him to purchase 67,409 shares pursuant to Incentive Stock Option Plan 1.

        (4) Mr. Goebert is the direct owner of 195,554 shares and has options to purchase 67,409 shares of the Company's Stock pursuant to Incentive Stock Option Plan 1. In addition, Mr. Goebert has beneficial ownership through Chester County Fund, Inc. of 686,658 shares and a warrant to purchase 1,062,438 shares of the Company's common stock.

        (5) The shares listed as being beneficially owned by Mr. Palmarella include an option granted to him to purchase 12,256 shares of the Company's common stock pursuant to Incentive Stock Option Plan 1.

        (6) The shares listed as beneficially owned by Ms. Powell include options granted to her to purchase 40,000 shares pursuant to Incentive Stock Option Plan 2.


The Securities and Exchange Commission requires filing of public reports by directors, officers and beneficial owners of more than ten (10%) percent of any class of Securities of a company registered pursuant to Section 12 of the Securities Exchange Act. The new rules require proxy statement disclosure of those directors, officers and more than ten (10%) percent beneficial owners that fail to file required reports or that fail to timely file such reports. The Company is not aware of any failure to file the required documents.


Item 13. Certain Relationships and Related Transactions


Transactions Involving Directors and Officers

During 1995, the Company and its Subsidiaries engaged in various transactions with directors or with organizations with which directors are associated in their principal occupations. As indicated in the Compensation Table, Mr. Goebert received $100,000 of compensation for consulting services. These fees were paid to Mr. Goebert as non-employee compensation under a consulting agreement which terminated in March 1996. Mr. Goebert is a director of Progress Financial Corporation from whom Investors purchased a $500,000 bond and warrants in a 1994 private placement. The bond pays 8.25% interest quarterly and matures in 2004. During 1995, the law firm of Palmarella & Sweeney, P.C. and/or Mirarchi & Palmarella, P.C., in which Mr. Palmarella is a principal shareholder, received fees from the Company and its subsidiaries, in the amount of $117,415, for legal services and related costs and expenses. All the aforesaid transactions were in the ordinary course of business and at normal or lower than commercial prices and terms.

                                    PART IV


  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)   1.      Financial Statements

                (i)     Reports of Independent Certified Public Accountants
                (ii)    Consolidated Balance Sheets
                (iii)   Consolidated Statements of Operations
                (iv)    Consolidated Statements of Shareholders' Equity
                (v)     Consolidated Statements of Cash Flows
                (vi)    Notes to Consolidated Financial Statements

                See Index to Financial Statements on page 26.


        2.      Financial Statement Schedules

                 Required schedules are included in Part II of this Annual Report on Form 10-K. All other schedules are omitted either because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto.


        3.      Exhibits

                 See the Exhibit Index of this Annual Report on Form 10-K at page 73.

(b)     Reports on Form 8-K

The Company filed the following Forms 8-K during the last quarter of 1995 and the first quarter of 1996:

        December 12, 1995       Agreement to sell all the outstanding shares
                                of Investors Marketing Group, Inc. and
                                Investors Insurance Corporation.

        February 8, 1996        Cancellation of agreement to sell all the
                                outstanding shares of Investors Marketing
                                Group, Inc. and Investors Insurance
                                Corporation.

        February 13, 1996       Selection of BDO Seidman LLP as the
                                Company's primary accountant.

        March 5, 1996           Reinsurance agreement with New Era Life
                                Insurance Company.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INVESTORS INSURANCE GROUP, INC.

June 3, 1996                            By: /s/ Melvin C.  Parker
                                           -----------------------
                                           Melvin C. Parker, President and
                                               Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The duties and responsibilities of the chief financial officer and controller have been distributed among the officers and directors.


By:      /s/ Melvin C. Parker                              June 3, 1996
         --------------------------------------------
         Melvin C. Parker, President, Chief Executive
             Officer and Director


By:      /s/ Donald F. U. Goebert                          June 3, 1996
         --------------------------------------------
         Donald F. U. Goebert, Director


By:      /s/ Ernest D. Palmarella                          June 3, 1996
         --------------------------------------------
         Ernest D. Palmarella, Director

                        Investors Insurance Group, Inc.
                                 Exhibit Index

Regulation S-K
 Exhibit Table
   Reference           Description of Exhibit                         Document
==============   ==================================================   ========
       2         Stock Purchase Agreement, dated December 12, 1995      02.01
                       among Investors Insurance Group, Inc.,
                       Investors Marketing Group, Inc., Investors
                       Insurance Corporation, and Standard Management
                       Corporation. (Note: This agreement was
                       terminated; see Form 8K filed on February
                       8, 1996)

       3         Articles of Incorporation of Registrant                03.01

       3         Amendment to the Articles of Incorporation of          03.02
                       Registrant to authorize preferred stock

       3         Bylaws of Registrant                                   03.03

       4         Stock Purchase Agreement, dated March 31, 1989,        04.01
                       among Gemco National, Inc., Corporate Life
                       Insurance Company and IIC, Inc., relating to the capital stock of IIC, Inc., Investors
                       Insurance Corporation and Westchester
                       Reinsurance, Ltd.

       4         Common Stock Purchase Warrant, dated March 31,         04.02
                       1989, to Corporate Life Insurance Company covering 1,000,000 shares of common stock at an exercise price of $2.00 per share, subject to adjustment.

       4         Assignment of Common Stock Purchase Warrant,           04.03
                       dated March 5, 1991, transferring rights under the March 31, 1989 warrant from Corporate Life Insurance Company to Chester
                       County Fund, Inc.

       4         Series A Preferred Stock Purchase Warrant, dated       04.04
                       April 26, 1996, between Investors Insurance
                       Group, Inc. and listed parties.

      10        Incentive Stock Option Plan, effective June 8, 1982.    10.01

      10        Incentive Stock Option Plan, effective June 18, 1992.   10.02

      10        Reinsurance Agreement, INVE0001, between Regristrant's  10.03 subsidiary, Investors Insurance Corporation and Republic-Vanguard Life Insurance Company, effective October 1, 1991.

     10         Addendum No. 1, effective January 1, 1993, to           10.05
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 2, effective December 1, 1993, to          10.06
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 3, effective March 1, 1994, to             10.07
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 4, effective April 1, 1994, to             10.08
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 5, effective August 1, 1994, to            10.09
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 6, effective October 1, 1994, to           10.10
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 7, effective March 27, 1995 to             10.11
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Addendum No. 8, effective May 1, 1995 to                10.12
                       Reinsurance Agreement INVE0001 between
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Republic-Vanguard Life
                       Insurance Company.

     10         Reinsurance Agreement, INVEWL01, between Registrant's   10.13
                       subsidiary, Investors Insurance Corporation and Winterthur Life Re, effective May 1, 1993.

     10         Reinsurance Agreement No. G-65000-1 between             10.14
                       Registrant's subsidiary, Investors Insurance
                       Corporation and Lincoln National Health &
                       Casualty Insurance Company, effective
                       December 1, 1992.

    10          Reinsurance Agreement between Registrant's              10.15
                       subsidiary, Investors Insurance Corporation and New Era Life Insurance Company, effective
                       December 31, 1995

     10         Management and Service Agreement between Registrant     10.16
                       and Registrant's subsidiary, Investors
                       Insurance Corporation, effective January 1, 1993.

     10         Management Agreement between Registrant and             10.17
                       Registrant's subsidiary, Investors Marketing
                       Group, Inc., effective June 10, 1994.

     10         Independent Contractor agreement between Registrant's   10.18
                       subsidiary, Investors Insurance Corporation and
                       Donald F.U. Goebert, dated December 30, 1991.

     10         Termination of independent contractor agreement         10.19
                       between Registrant's subsidiary, Investors
                       Insurance Corporation and Donald F.U.
                       Goebert, effective June 30, 1994.

     10         Independent Contractor agreement between Registrant     10.20
                       and Donald F.U. Goebert, dated July 1, 1994.

     10         Termination of independent contractor agreement between 10.21
                       Registrant and Donald F.U. Goebert, effective
                       March 1, 1996.

     10         Employment agreement between Registrant's               10.22
                       subsidiary, Investors Insurance Corporation, and Ronald W. Hayes, dated December 31, 1991.

     10         Termination of employment agreement between             10.23
                       Registrant's subsidiary, Investors Insurance
                       Corporation, and Ronald W. Hayes, effective
                       June 30, 1994.

     10         Employment agreement between Registrant and Ronald W.   10.24
                       Hayes, Chairman of the Board of Directors, effective July 1, 1994.

     10         Termination of employment agreement between Registrant  10.25 and Ronald W. Hayes, effective March 15, 1996.

     10         Employment agreement between Registrant's               10.26
                       subsidiary, Investors Insurance Corporation, and Melvin C. Parker, dated July 1, 1993.

     10         Deferred compensation agreement between Registrant's    10.27
                       subsidiary, Investors Insruance Corporation, and Melvin C. Parker, dated December 12, 1994

     10         Employment agreement between registrant and Melvin      10.28
                       C. Parker, dated April 19, 1996

     10         Employment agreement between Registrant's               10.29
                       subsidiary, Investors Insurance Corporation, and Susan F. Powell, dated July 1, 1993.

     10         Employment agreement between Registrant's               10.30
                       subsidiary, Investors Insurance Corporation, and Richard T. Magsam, dated July 1, 1993.

     10         Resignation of Richard T. Magsam effective March 31,    10.31
                       1995

     10         Indemnity agreement between Registrant and              10.32
                       Melvin C. Parker, re: service as an officer of Investors Marketing Group, Inc., dated
                       June 10, 1994.

     10         Indemnity agreement between Registrant and              10.33
                       Susan F. Powell, re: service as an officer of Investors Marketing Group, Inc., dated
                       June 10, 1994.

     10         Agreement with California to raise additional capital
                       for Investors Insurance Corporation dated
                       February 20, 1996

     10         Amendment Agreement with California to raise
                       additional capital for Investors Insurance
                       Corporation

     11         Statement of Computation of Earnings per Share.
                       See Consolidated Statement of Operations and
                       Note 1 to the Consolidated Financial Statements.

     18         Letter from KPMG Peat Marwick LLP on change             18.01
                       in accounting principles

     21         Subsidiaries of Registrant.                             21.01

     27         Financial Data Schedule                                 27.01