Form 10QSB
period 1996-03-31
INVESTORS INSURANCE GROUP INC
filed 1996-07-03
CIK 43340

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549




                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1996

                [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT
                        For the transition period from..........to........




                         Commission File Number 1-8069




                        Investors Insurance Group, Inc.
                      (Exact name of small business issuer
                          as specified in its charter)







                Florida                                         13-2574130
        (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                      Identification No)


        7200 W. Camino Real
        Boca Raton, Florida                                        33433
(Address of principal executive office)                         (Zip Code)

                                 (407) 391-5043
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of March 31, 1996, 2,763,782 shares of the issuer's common stock were outstanding.

                         Investors Insurance Group, Inc
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - March 31, 1996
                and December 31, 1995                                      3

        Item 1: Consolidated Statements of Operations - three months
                ended March 31, 1996 and 1995                              5

        Item 1: Consolidated Statements of Cash Flow - three months
                ended March 31, 1996 and 1995                              6

        Item 1: Notes to Consolidated Financial Statements                 8

        Item 2: Management's Discussion and Analysis                      11



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         13

        Item 2: Changes in Securities                                     13

        Item 3: Default Upon Senior Securities                            13

        Item 4: Submission of Matters to a Vote of Security Holders       13

        Item 5: Other Information                                         13

        Item 6: Exhibits and Reports on Form 8-K                          13



 SIGNATURES                                                               14

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)



        ASSETS                                       1996            1995
                                                   --------        --------
                                                  (unaudited)
Investments:
Fixed maturities held to maturity, at
   amortized cost (market $9,926 in 1996
   and $10,556 in 1995)                           $   9,503        $ 9,504
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $65,145 in 1996 and $141,474 in 1995)      65,394        149,231
   Equity securities, at market (cost $361 in
     1996 and $339 in 1995)                             401            366
   Short-term investments                               320            356
   Mortgage loans on real estate                        545            564
   Policy loans                                         593            598
                                                    -------        -------

                      Total                          76,756        160,619

Cash and cash equivalents                             8,615         11,372
Investment in common stock of affiliate                 768            803
Accrued investment income                               602          1,090
Deferred acquisition costs                           45,296         42,468
Investment contract benefits recoverable            446,438        351,489
Reinsurance benefits recoverable                      2,864          2,438
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,083 in 1996 and $1,014 in 1995)               3,596          3,666
Other assets                                            525            541
                                                    -------        -------

                      Total Assets                $ 585,460      $ 574,486
                                                    =======        =======













See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)





    LIABILITIES AND SHAREHOLDERS' EQUITY             1996            1995
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 521,098       $ 511,315
   Life insurance reserves                            7,730           7,189
   Accident & health claim reserves                       4               5
 Unearned ceding commission (including
   deferred gross profits of $8,801 in
   1996 and $7,031 in 1995)                          47,313          38,062
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                             3,090           5,998
 Accrued expenses                                       419             250
 Other liabilities                                    2,455           2,239
                                                    -------         -------

                          Total Liabilities         590,109         573,058
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,767,782 in
     1996 and 2,766,982 in 1995; outstanding
     2,763,782 in 1996 and 2,762,982 in 1995          1,384           1,384
   Additional paid-in capital                         3,652           3,651
   Net unrealized investment gains (losses)              91           7,083
   Accumulated deficit                               (9,768)        (10,682)
   Treasury stock, at cost (4,000 shares in
     1996 and 1995)                                      (8)             (8)
                                                    -------         -------

                                                     (4,649)          1,428
                                                    -------         -------

     Total Liabilities and Shareholders' Equity   $ 585,460       $ 574,486
                                                    =======         =======








See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Net investment income                           $   2,221       $   2,900
  Realized investment gains (losses)                  3,879             147
  Premium and policy fees                               345             330
  Commission and other income                           264             253
                                                    -------         -------

       Total revenue                                  6,709           3,630
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 248             232
  Interest on investment contracts                    1,800           2,389
  Underwriting, acquisition and insurance expenses    3,512           1,079
  Other expenses                                        231             231
                                                    -------         -------

       Total benefits and expenses                    5,791           3,931
                                                    -------         -------

       Income (loss) before income taxes                918            (299)
       Income taxes                                       5              25
                                                    -------         -------

Net income (loss)                                  $    913        $   (324)
                                                    =======         =======

Net Income (loss) per share of common stock        $   0.32        $  (0.12)
                                                    =======         =======

Weighted average number of shares outstanding     2,818,935       2,765,982
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
Cash flows from operating activities:
 Net income (loss)                                $     913       $    (324)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                     (91)           (188)
  Realized investment loss (gains)                   (3,879)           (147)
  Amortization of costs in excess of net assets
    of businesses acquired                               83              77
  Amortization of deferred acquisition costs          2,505             367
  Amortization of unearned ceding commissions          (105)           (108)
  Deferral of unearned ceding commission              6,289           4,471
  Deferral of acquisition costs                      (1,749)         (4,070)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                        (88,626)         (3,874)
     Increase in insurance reserves and
        interest on investment contracts              7,835           6,561
     Increase in other assets, net                       63            (403)
     Increase (decrease) in other liabilities, net   (2,520)           (865)
                                                    -------         -------
              Net cash provided by (used in)
                  operating activities              (79,282)          1,499
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                        19              22
   Policy loans, net                                      5               2
  Investments sold:
   Fixed maturities, available for sale              86,544          48,130
  Investments in:
   Fixed maturities, available for sale              (6,243)        (14,475)
   Short-term investments, net                           36             (19)
                                                    -------         -------

   Net cash provided by investing activities         80,361          33,660
                                                    -------         -------












See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  17,735       $  40,190
  Investment contract withdrawals                   (15,247)        (10,097)
  Reinsurance contract deposits                     (17,463)        (35,682)
  Withdrawals recovered from reinsurance             11,139           6,069
  Treasury stock purchased                              -                (8)
  Common stock issued                                   -                 1
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                          (3,836)            473
                                                    -------         -------

 Net increase (decrease) in cash
     and cash equivalents                            (2,757)         35,631
 Cash and cash equivalents, beginning of year        11,372           3,530
                                                    -------         -------

 Cash and cash equivalents, end of year            $  8,615        $ 39,161
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               160
              Income taxes                              -               -






















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, primarily Investors Insurance Corporation ("Investors"), as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and 1995, and the cash flow for the three months ended March 31, 1996 and 1995.


2. Reporting Standards

Prior to 1996, the Company filed its financial statements in compliance with Regulation S-X of the Securities and Exchange Commission ("SEC"). Recognizing that the requirements of Regulation S-X are unnecessarily burdensome for small businesses, the SEC has provided alternative, and less expensive, financial reporting standards under its Regulation S-B. Beginning in 1996 with this Form 10-QSB, the Company has elected to report under the SEC's Regulation S-B.


3. Regulatory Issues

Because of the amount of business Investors writes in California (approximately 33% of its total in 1995), that State considers Investors to be "commercially domiciled" in California and regulates it accordingly. Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million by July 31, 1996 (as extended) in order to continue to write new business in California. The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1995 level based on its current statutory capital and surplus.
In 1995, Investors wrote approximately 24% of its new business in Arizona. Prior to the scheduled July 30, 1996 closing of the Preferred Stock arrangement discussed below (see Note 5), Investors will take any interim steps necessary to allay the concerns expressed by these states.


4. Reinsurance

As a result of the continued concern of the Delaware Department of Insurance (" Delaware") about Investors' ratio of statutory policy liabilities to capital and surplus, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New
Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Investors will pay New Era coinsurance allowances of 1% of the average statutory policy liability for the first 5 years. Thereafter, New Era will pay Investors 2% of the average statutory policy for the following five years. The profit related to these allowances will be deferred until its realization is assured.

Since under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, this transaction was reflected in Investors' 1995 statutory statement and, as a result, Investors' ratio of statutory policy liabilities to capital and surplus was reduced below Delaware's target. The Company expects this to help allay Delaware's concerns. This transaction was closed on March 1, 1996 and, therefore, it is reflected as of that date in the accompanying financial statements. The amounts of the policy liabilities and the related settlement values have been adjusted to reflect the balances as they existed as of the closing.

Under the terms of the New Era reinsurance agreement, Investors elected to transfer cash rather than securities to New Era. Therefore, in January and February of 1996 Investors sold the securities supporting this block of business and realized an investment gain of approximately $3,697,000 million. Under generally accepted accounting principles, this gain accelerates the amortization of the deferred acquisition costs related to this block of business by approximately $2,254,000 million, leaving approximately $1,443,000 million as a contribution to profits for the first quarter of 1996.

In addition to Delaware's approval, Investors had to obtain approval for the New Era reinsurance agreement from the California Department of Insurance ("California"). California approved the coinsurance portion on the New Era agreement, but wanted additional time to review the assumption portion of the agreement.


5. Preferred Stock

To satisfy both California and Arizona, the Company signed a definitive agreement on April 29, 1996 with AAM Capital Partners, L. P. ("AAM") for the sale of up to $7,000,000 of convertible voting preferred stock (70,000 shares). This infusion of capital will be used to recapitalize Investors which will then be able to retain a larger portion of its profitable annuity business that is currently being ceded to a reinsurer. AAM has in-depth expertise of insurance operations and plans to help IIG utilize its marketing expertise in a number of new and expanding markets. AAM is an equity investment fund which participates in investments in the insurance industry.

Under the terms of the agreement, which (as extended) is scheduled to close on July 30, 1996, IIG's Board of Directors will expand to seven members. As separate groups, the owners of the preferred and common shares will each separately elect three directors. The remaining director will be elected by all the shareholders. Each preferred share will be convertible at any time into 100 shares of common stock or, after December 31, 2001, redeemable for $100 per share, plus accrued dividends at the option of the holder. In conjunction with this agreement, IIG will exchange 250,000 restricted shares of its common stock for all of IIG's currently outstanding warrants to purchase 1,000,000 shares of common stock. These warrants are currently held by Chester County Fund, Inc., IIG's largest shareholder.

In addition to the normal and customary contingencies, final closing of the agreement is subject to regulatory approval and the full subscription of AAM's co-investor group.

If this agreement closes as currently scheduled, the additional capital should satisfy the conditions set by both California and Arizona and reduce the level of regulatory scrutiny from Delaware.

6. Stock Options

During the quarter ended March 31, 1996, the Company issued 15,600 share options under its Agent Plan at market ($0.94 to $1.00 per share). If unexercised, the options expire after two years.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in conjunction with that report and the Notes to the March 31, 1996 financial statements reflected under Item 1.


Results of Operations

As described in Note 4 to the accompanying financial statements, on March 1, 1996, Investors closed a large reinsurance agreement with New Era Life Insurance Company ("New Era"). This transaction substantially accounts for the significant changes in the Company's balance sheet. Specifically, Investors transferred approximately $78,688,000 in cash (which has previously been invested in Fixed maturities, available for sale) and added $82,974,000 to Investment contracts recoverable and $4,286,000 to Unearned ceding commission.

This transactions also significantly effected the Company's statement of operations. The increase in Realized investment gains is substantially due to the disposal of the investments supporting the policies ceded to New Era Life Insurance Company ("New Era"). The realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $2,254,000 and this increase substantially accounts for the change in Underwriting, acquisition and insurance expenses between 1995 and 1996.

The assets related to the reinsurance agreement were transferred to New Era and both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1995. Since this transaction did not occur until March 1, 1996 this decline reflects the effect of this transfer for only one month.

In addition to the reinsurance transaction, the value of the Company's investments changed significantly to due to changes in the market interest rates. Specifically, the excess of the carrying value of investments carried at market over the related cost of these investments declined from $7,595,000 at December 31, 1995 to $86,000 at March 31, 1996. This change caused an increase of $4,301,000 in Deferred acquisitions costs and $3,783,000 in Unearned ceding commissions and a decrease of $6,991,000 in the Net unrealized investment gains and (losses) component of shareholders equity.


Liquidity and Capital Resources

At the request of AAM Capital Partners, L. P. ("AAM"), the closing on its purchase of the Company's Preferred Stock (see Note 5 to the accompanying financial statements) was extended to July 30, 1996 to allow it additional time to arrange its financing.

The California Department of Insurance continues to express concern over Investors' level of statutory capital but has agreed to extend its agreement with Investors regarding additional capital until July 31, 1996. The Arizona Department of Insurance continues to closely monitor Investors progress and may require some interim steps such as additional deposits or special reinsurance arrangements prior to the scheduled closing of the Preferred Stock sale.

The Company believes the funds resulting form the sale of the Preferred Stock should be adequate to assure that both the Company and Investors can continue operating in the normal course of business. If the agreement fails to close as scheduled, management will develop alternative plans to obtain the needed funds. However, there can be no assurance that this could be done in a timely or economical manner.


                     Caution on Forward-Looking Statements

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, director or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

   1. Prevailing interest rate levels, including any continuation of the current relatively flat yield curve for short-term investments, which may affect the ability of the Company to sell its products, the market value of the Company's investments or the lapse rate of the Company's policies, notwithstanding product design features intentioned to enhance persistency of the Company's products.

   2. Changes in the federal income tax laws and regulations which may affect the relative tax advantage of the Company's products.

   3. Changes in the regulation of financial services, including bank sales of insurance products, which may affect the competitive environment for the Company's products.

   4. Regulatory requirements of any states in which Investors is authorized to sell insurance.

   5. The parent company's access to sufficient funds to pay its obligations as they become due.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings
        No changes to report


Item 2: Changes in Securities
        No changes to report


Item 3: Defaults on Senior Securities
        None


Item 4: Submissions of Matters to a Vote of Security Holders
        None


Item 5: Other Information
        None


Item 6: Exhibits and Reports on Form 8-K

The Company filed its 1995 Form 10-K on June 11, 1996. The Company filed the following Forms 8-K during the first and second quarter of 1996:

        February 8, 1996        Cancellation of agreement to sell all the
                                outstanding shares of Investors Marketing
                                Group, Inc. and Investors Insurance
                                Corporation.

        February 13, 1996       Selection of BDO Seidman LLP as the Company's
                                primary accountant.

        March 5, 1996           Reinsurance agreement with New Era Life
                                Insurance Company.

        April 29, 1996          Agreement to sell preferred stock to AAM
                                Capital partners, L. P.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorize.

                                             Investors Insurance Group, Inc.
                                                      (Registrant)

Date: July 1, 1996                           /s/ Melvin C.  Parker
                                             ______________________________
                                             Melvin C. Parker
                                             President, Chief Executive Officer
                                             and Chief Financial Officer