Form 10QSB
period 1996-06-30
INVESTORS INSURANCE GROUP INC
filed 1996-08-08
CIK 43340

                    U. S. Securities and Exchange Commission
                            Washington, D. C. 20549




                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of June 30, 1996, 2,836,258 shares of the issuer's common stock were outstanding.

                         Investors Insurance Group, Inc
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - June 30, 1996
                and December 31, 1995                                      3

        Item 1: Consolidated Statements of Operations - six months
                ended June 30, 1996 and 1995                               5


        Item 1: Consolidated Statements of Operations - three months
                ended June 30, 1996 and 1995                               6

        Item 1: Consolidated Statements of Cash Flow - three months
                ended June 30, 1996 and 1995                               7

        Item 1: Notes to Consolidated Financial Statements                 9

        Item 2: Management's Discussion and Analysis                      11



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         13

        Item 2: Changes in Securities                                     13

        Item 3: Default Upon Senior Securities                            13

        Item 4: Submission of Matters to a Vote of Security Holders       13

        Item 5: Other Information                                         13

        Item 6: Exhibits and Reports on Form 8-K                          13



 SIGNATURES                                                               14

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)



        ASSETS                                       1996            1995
                                                   --------        --------
                                                  (unaudited)
Investments:
Fixed maturities held to maturity, at
   amortized cost (market $9,790 in 1996
   and $10,556 in 1995)                           $   9,502        $ 9,504
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $63,891 in 1996 and $141,474 in 1995)      62,954        149,231
   Equity securities, at market (cost $11 in
     1996 and $339 in 1995)                              15            366
   Short-term investments                               324            356
   Mortgage loans on real estate                        387            564
   Policy loans                                         583            598
                                                    -------        -------

                      Total                          73,765        160,619

Cash and cash equivalents                             5,713         11,372
Investment in common stock of affiliate,
  at market (cost $992 in 1996 and 1995)                909            803
Accrued investment income                               507          1,090
Deferred acquisition costs                           46,912         42,468
Investment contract benefits recoverable            459,146        351,489
Reinsurance benefits recoverable                      3,531          2,438
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,153 in 1996 and $1,014 in 1995)               3,527          3,666
Income tax recoverable                                1,493            -
Other assets                                            372            541
                                                    -------        -------

                      Total Assets                $ 595,875      $ 574,486
                                                    =======        =======











See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)





    LIABILITIES AND SHAREHOLDERS' EQUITY             1996            1995
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 532,790       $ 511,315
   Life insurance reserves                            8,404           7,189
   Accident & health claim reserves                       7               5
 Unearned ceding commission (including
   deferred gross profits of $8,979 in
   1996 and $7,031 in 1995)                          49,178          38,062
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                               166           5,998
 Accrued expenses                                       633             250
 Other liabilities                                    2,365           2,239
                                                    -------         -------

                          Total Liabilities         601,543         573,058
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,258 in
     1996 and 2,766,982 in 1995; outstanding
     2,836,258 in 1996 and 2,762,982 in 1995          1,420           1,384
   Additional paid-in capital                         3,652           3,651
   Net unrealized investment gains (losses)          (1,039)          7,083
   Accumulated deficit                               (9,693)        (10,682)
   Treasury stock, at cost (4,000 shares in
     1996 and 1995)                                      (8)             (8)
                                                    -------         -------

                                                     (5,668)          1,428
                                                    -------         -------

     Total Liabilities and Shareholders' Equity   $ 595,875       $ 574,486
                                                    =======         =======








See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Net investment income                           $   3,651       $   5,713
  Realized investment gains (losses)                  4,029             555
  Premium and policy fees                               669             934
  Commission and other income                           614             663
                                                    -------         -------

       Total revenue                                  8,963           7,865
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 308             590
  Interest on investment contracts                    2,731           4,787
  Underwriting, acquisition and insurance expenses    4,733           2,328
  Other expenses                                        460             461
                                                    -------         -------

       Total benefits and expenses                    8,232           8,166
                                                    -------         -------

       Income (loss) before income taxes                731            (301)
       Income taxes                                    (259)             (1)
                                                    -------         -------

Net income (loss)                                  $    990        $   (300)
                                                    =======         =======

Net Income (loss) per share of common stock        $   0.35        $  (0.11)
                                                    =======         =======

Weighted average number of shares outstanding     2,848,258       2,765,839
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Net investment income                           $   1,430       $   2,812
  Realized investment gains (losses)                    150             408
  Premium and policy fees                               324             604
  Commission and other income                           350             410
                                                    -------         -------

       Total revenue                                  2,254           4,234
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                  60             358
  Interest on investment contracts                      931           2,398
  Underwriting, acquisition and insurance expenses    1,221           1,249
  Other expenses                                        230             231
                                                    -------         -------

       Total benefits and expenses                    2,442           4,236
                                                    -------         -------

       Income (loss) before income taxes               (188)             (2)
       Income taxes                                    (264)            (26)
                                                    -------         -------

Net income (loss)                                  $     76        $     24
                                                    =======         =======

Net Income (loss) per share of common stock        $   0.03        $   0.01
                                                    =======         =======

Weighted average number of shares outstanding     2,867,022       3,004,327
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
Cash flows from operating activities:
 Net income (loss)                                $     990       $    (300)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                    (167)           (322)
  Realized investment loss (gains)                   (4,007)           (555)
  Amortization of costs in excess of net assets
    of businesses acquired                              154             147
  Amortization of deferred acquisition costs          2,645             763
  Amortization of unearned ceding commissions          (271)           (368)
  Deferral of unearned ceding commission              8,339           7,734
  Deferral of acquisition costs                      (3,552)         (6,782)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                        (95,470)         (8,521)
     Increase in insurance reserves and
        interest on investment contracts             16,087          14,412
     Increase in other assets, net                   (1,850)         (1,116)
     Increase (decrease) in other liabilities, net   (5,323)           (748)
                                                    -------         -------
              Net cash provided by (used in)
                  operating activities              (82,425)          4,344
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                       177              43
   Policy loans, net                                     15             (13)
  Investments sold:
   Fixed maturities, available for sale              88,588          49,537
   Equity securities, available for sale                328             375
  Investments in:
   Fixed maturities, available for sale              (6,828)        (46,493)
   Equity securities, available for sale                -              (328)
   Short-term investments, net                           32             (51)
                                                    -------         -------

   Net cash provided by investing activities         82,312           3,070
                                                    -------         -------










See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  35,705       $  67,889
  Investment contract withdrawals                   (29,101)        (22,926)
  Reinsurance contract deposits                     (35,166)        (61,588)
  Withdrawals recovered from reinsurance             22,979          14,144
  Treasury stock purchased                              -                (8)
  Common stock issued                                    37               1
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                          (5,546)         (2,488)
                                                    -------         -------

 Net increase (decrease) in cash
     and cash equivalents                            (5,659)          4,925
 Cash and cash equivalents, beginning of year        11,372           3,530
                                                    -------         -------

 Cash and cash equivalents, end of year            $  5,713        $  8,455
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               320
              Income taxes                            1,000              95






















see accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Management Representation
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, primarily Investors Insurance Corporation ("Investors"), as of June 30, 1996, and the results of operations for the six month and three month periods ended June 30, 1996 and 1995, and the cash flow for the six month periods ended June 30, 1996 and 1995.


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


3. Regulatory Issues
Based on the amount of business Investors writes in California (approximately 28% of its total in 1996), that State considers Investors to be "commercially domiciled" in California and regulates it accordingly. In order to continue to write new business in California, Investors has agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million by September 30, 1996 (as extended; this extension is contingent upon an extension of the agreement with AAM Capital Partners, L. P. ("AAM") and AAM filing a list of its coinvestors by August 30, 1995, see Note 5 below). The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1995 level based on its current ratio of policy liabilities to statutory capital and surplus. In 1996, Investors wrote approximately 27% of its new business in Arizona.

Investors expected to address the concerns expressed by California and Arizona by obtaining additional capital from AAM (see Note 5 below). Currently, the Company is negotiating an extension of the AAM agreement, as well as seeking capital from other sources. As a backup plan, Investors is in the process of negotiating an amendment to its coinsurance agreement to reinsure all its unreinsured annuities (account value of approximately $64.5 million). While the Investors is confident this approach would allay the concerns expressed by Arizona, any plan would have to be approved by both California and Delaware.


4. Reinsurance
As a result of the continued concern of the Delaware Department of Insurance ("Delaware") about Investors' ratio of statutory policy liabilities to capital and surplus, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Investors will pay New Era coinsurance allowances of 1% of the average statutory policy liability for the first 5 years. Thereafter, New Era will pay Investors 2% of the average statutory policy for the following five years. The profit related to these allowances will be deferred until its realization is assured.

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


5. Preferred Stock
To address the concerns expressed by California and Arizona (see Note 3), the Company signed a definitive agreement on April 29, 1996 with AAM for the sale of up to $7,000,000 of convertible voting preferred stock. While this agreement was scheduled to close on July 30, 1996, AAM was unable to fulfill certain obligations under the agreement and the agreement was terminated. Both AAM and the Company have expressed interest in extending the agreement, however, there can be no assurance that this extension will become effective.


6. Stock Options
During the six month period ended June 30, 1996, the Company issued 33,100 share options under its Agent Plan at market ($0.94 to $1.00 per share). Since the Company's agents are not employees, under SFAS #123 which became effective on January 1, 1996, the Company has recorded the fair value of these share options ($9,061) as an expense. If SFAS #123 had been effective in 1995, the fair value of the 56,900 share options issued through June 30, 1995 ($26,856) would have been recorded as an expense.

If unexercised, these options expire after two years.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in conjunction with that report and the Notes to the June 30, 1996 financial statements presented under Item 1.


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

The assets related to the reinsurance agreement were transferred to New Era and both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1995. Since this transaction did not occur until March 1, 1996 this decline reflects the effect of this transfer since that point.

As more fully described in the Company's 1995 From 10K, the calculation of income tax expense results in a deferred tax asset which is fully reserved. As a result, the income tax expense reflected in the Company's financial statements is its estimate of the amount it expects to pay in the current period. The income tax benefit reflected in the second quarter of 1996 is substantially all the result of the difference between the prior estimate of the refund resulting from the carryback of the loss from 1995 and the actual amount calculated in the preparation of the Company's 1995 tax return.

In addition to the reinsurance transaction, the value of the Company's investments changed significantly to due to changes in the market interest rates. Specifically, the excess of the carrying value of investments carried at market over the related cost of these investments declined from $7,595,000 at December 31, 1995 to ($1,016,000) at June 30, 1996. This change caused an increase of $4,919,000 in Deferred acquisitions costs and $4,430,000 in Unearned ceding commissions and a decrease of $8,122,000 in the Net unrealized investment gains and (losses) component of shareholders equity.

Liquidity and Capital Resources

At the request of AAM Capital Partners, L. P. ("AAM"), the closing on its purchase of the Company's Preferred Stock (see Note 5 to the accompanying financial statements) was extended to July 30, 1996 to allow it additional time arrange its financing. However, AAM was unable to fulfill certain obligations under the agreement and the agreement was terminated. Both AAM and the Company have expressed interest in extending the agreement, however, there can be no assurance that this extension will become effective.

Together, California and Arizona account for 55% of Investors new business in 1996. Based on Investors statutory capital, both states have expressed concern about Investors ability to continue writing in those states. The Company expects to address those concern by obtaining additional capital from AAM or other sources, however there can be no assurance that this can be arranged in a timely or economical manner. As a backup plan, Investors is in the process of negotiating an amendment to its coinsurance agreement to reinsure all its unreinsured annuities (account value of approximately $64.5 million). While the Investors is confident this approach would allay the concerns expressed by Arizona, any plan would have to be approved by both California and Delaware.



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

    4. Regulatory requirements from any of the states in which Investors is authorized to sell insurance.

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



The Company filed the following Form 8-K during the second quarter of 1996:



  April 29, 1996          Agreement to sell preferred stock to AAM Capital
                          Partners, L. P.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Investors Insurance Group, Inc.
                                                        (Registrant)

Date: August 8, 1996                             /s/ Melvin C.  Parker
                                                 ______________________________
                                                 Melvin C. Parker
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer