Form 10QSB
period 1996-09-30
INVESTORS INSURANCE GROUP INC
filed 1996-11-15
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 1996

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

As of November 10, 1996, 2,836,082 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995                                      3

        Item 1: Consolidated Statements of Operations - nine months
                ended September 30, 1996 and 1995                          5


        Item 1: Consolidated Statements of Operations - three months
                ended September 30, 1996 and 1995                          6

        Item 1: Consolidated Statements of Cash Flow - three months
                ended September 30, 1996 and 1995                          7

        Item 1: Notes to Consolidated Financial Statements                 9

        Item 2: Management's Discussion and Analysis                      14



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         17

        Item 2: Changes in Securities                                     17

        Item 3: Default Upon Senior Securities                            17

        Item 4: Submission of Matters to a Vote of Security Holders       17

        Item 5: Other Information                                         17

        Item 6: Exhibits and Reports on Form 8-K                          18



 SIGNATURES                                                               19

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)



        ASSETS                                       1996            1995
                                                   --------        --------
                                                  (unaudited)
Investments:
Fixed maturities held to maturity, at
   amortized cost (market $9,773 in 1996
   and $10,556 in 1995)                           $   9,501        $ 9,504
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $63,886 in 1996 and $141,474 in 1995)      63,054        149,231
   Equity securities, at market (cost $11 in
     1996 and $339 in 1995)                              17            366
   Short-term investments                               325            356
   Mortgage loans on real estate                        375            564
   Policy loans                                         569            598
                                                    -------        -------

                      Total                          73,841        160,619

Cash and cash equivalents                             5,441         11,372
Investment in common stock of affiliate,
  at market (cost $992 in 1996 and 1995)                815            803
Accrued investment income                               597          1,090
Deferred acquisition costs                           47,360         42,468
Investment contract benefits recoverable            467,275        351,489
Reinsurance benefits recoverable                      3,748          2,438
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,228 in 1996 and $1,014 in 1995)               3,458          3,666
Income tax recoverable                                1,504            -
Other assets                                            372            541
                                                    -------        -------

                      Total Assets                $ 604,361      $ 574,486
                                                    =======        =======











See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                    September 30, 1996 AND DECEMBER 31, 1995
                             (Dollars in thousands)





    LIABILITIES AND SHAREHOLDERS' EQUITY             1996            1995
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 540,269       $ 511,315
   Life insurance reserves                            8,566           7,189
   Accident & health claim reserves                       5               5
 Unearned ceding commission (including
   deferred gross profits of $8,532 in
   1996 and $7,031 in 1995)                          49,326          38,062
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                               270           5,998
 Accrued expenses                                       798             250
 Other liabilities                                    3,069           2,239
                                                    -------         -------

                          Total Liabilities         610,303         573,058
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,082 in
     1996 and 2,766,982 in 1995; outstanding
     2,836,082 in 1996 and 2,762,982 in 1995          1,420           1,384
   Additional paid-in capital                         3,656           3,651
   Net unrealized investment gains (losses)          (1,020)          7,083
   Accumulated deficit                               (9,990)        (10,682)
   Treasury stock, at cost (4,000 shares in
     1996 and 1995)                                      (8)             (8)
                                                    -------         -------

                                                     (5,942)          1,428
                                                    -------         -------

     Total Liabilities and Shareholders' Equity   $ 604,361       $ 574,486
                                                    =======         =======








See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Net investment income                           $   5,073       $   8,633
  Realized investment gains (losses)                  4,017             548
  Premium and policy fees                               906           1,305
  Commission and other income                         1,466             663
                                                    -------         -------

       Total revenue                                 11,462          11,149
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 360             680
  Interest on investment contracts                    4,090           7,331
  Underwriting, acquisition and insurance expenses    5,897           3,360
  Other expenses                                        693             691
                                                    -------         -------

       Total benefits and expenses                   11,040          12,062
                                                    -------         -------

Income (loss) before income tax benefit                422            (913)
Income tax benefit                                    (270)            (20)
                                                    -------         -------

Net income (loss)                                  $    692        $   (893)
                                                    =======         =======

Net Income (loss) per share of common stock        $   0.24        $  (0.32)
                                                    =======         =======

Weighted average number of shares outstanding     2,836,548       2,764,402
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             FOR THE THREE MONTHS ENDED September 30, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Net investment income                           $   1,422       $   2,920
  Realized investment gains (losses)                    (12)             (7)
  Premium and policy fees                               237             371
  Commission and other income                           852             227
                                                    -------         -------

       Total revenue                                  2,499           3,511
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                  52              91
  Interest on investment contracts                    1,359           2,544
  Underwriting, acquisition and insurance expenses    1,164           1,258
  Other expenses                                        232             231
                                                    -------         -------

       Total benefits and expenses                    2,807           4,124
                                                    -------         -------

Loss before income tax benefit                        (308)           (613)
Income tax benefit                                     (11)            (20)
                                                    -------         -------

Net loss                                          $   (297)       $   (593)
                                                    =======         =======

Net loss per share of common stock                $  (0.10)        $ (0.21)
                                                    =======         =======

Weighted average number of shares outstanding     2,836,082       2,763,382
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
             FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
Cash flows from operating activities:
 Net income (loss)                                $     692       $    (893)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                    (240)           (463)
  Realized investment loss (gains)                   (3,995)           (548)
  Amortization of costs in excess of net assets
    of businesses acquired                              224             217
  Amortization of deferred acquisition costs          2,819           1,193
  Amortization of unearned ceding commissions          (933)           (216)
  Deferral of unearned ceding commission              9,887          10,077
  Deferral of acquisition costs                      (4,906)         (8,814)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                       (102,151)        (13,604)
     Increase in insurance reserves and
        interest on investment contracts             24,105          22,186
     Increase in other assets, net                   (2,117)         (1,220)
     Increase (decrease) in other liabilities, net   (4,353)         (1,315)
                                                    -------         -------
              Net cash provided by (used in)
                  operating activities              (80,968)          6,600
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                       189              64
   Policy loans, net                                     29             (14)
  Investments sold:
   Fixed maturities, available for sale              88,656          59,426
   Equity securities, available for sale                328             771
  Investments in:
   Fixed maturities, available for sale              (6,828)        (58,157)
   Equity securities, available for sale                -              (343)
   Short-term investments, net                           31             (65)
                                                    -------         -------

   Net cash provided by investing activities         82,405           1,664
                                                    -------         -------










See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
             FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  49,771       $  87,098
  Investment contract withdrawals                   (43,545)        (34,039)
  Reinsurance contract deposits                     (48,900)        (80,250)
  Withdrawals recovered from reinsurance             35,265          20,485
  Treasury stock purchased                              -                (8)
  Common stock issued                                    41               1
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                          (7,368)         (6,713)
                                                    -------         -------

 Net increase (decrease) in cash
     and cash equivalents                            (5,931)          1,551
 Cash and cash equivalents, beginning of year        11,372           3,530
                                                    -------         -------

 Cash and cash equivalents, end of year            $  5,441        $  5,081
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               480
              Income taxes                            1,000              95






















see accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Management Representation
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, primarily Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), as of September 30, 1996, and the results of operations for the nine month and three month periods ended September 30, 1996 and 1995, and the cash flow for the nine month periods ended September 30, 1996 and 1995.


2. Reporting Standards

Prior to 1996, the Company filed its financial statements in compliance with Regulation S-X of the Securities and Exchange Commission ("SEC"). Recognizing that the requirements of Regulation S-X are unnecessarily burdensome for small businesses, the SEC has provided alternative, and less expensive, financial reporting standards under its Regulation S-B. Beginning in 1996, the Company has elected to report under the SEC's Regulation S-B.


3. Regulatory Issues

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. Investors has not been successful in attracting this capital and, as a result, it is suspending writing new business in California on November 15, 1996. Through September 30, 1996, 37% of Investors' new business was written in California. In order to protect the value of its California agent network, IMG has agreed to act as a third-party administrator for Republic-Vanguard Life Insurance Company. Under this arrangement, IMG will receive override commissions and servicing fees for the business it generates through its agent network.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1995 level based on its current ratio of policy liabilities to statutory capital and surplus. Through September 30, 1996, 18% of Investors' new business was written in Arizona. Arizona has indicated it will not consider this issue further until the end of 1996.


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

Since, under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, this transaction was reflected in Investors' 1995 statutory statement and, as a result, Investors' ratio of statutory policy liabilities to capital and surplus was reduced below Delaware's target. This transaction was closed on March 1, 1996 and, therefore, it is reflected as of that date in the accompanying financial statements. The amounts of the policy liabilities and the related settlement values have been adjusted to reflect the balances as they existed as of the closing.

Under the terms of the New Era reinsurance agreement, Investors elected to transfer cash rather than securities to New Era. Therefore, in January and February of 1996 Investors sold the securities supporting this block of business and realized an investment gain of approximately $3,697,000. Under generally accepted accounting principles, this gain accelerates the amortization of the deferred acquisition costs related to this block of business by approximately $2,254,000, leaving approximately $1,443,000 as a contribution to profits for the first quarter of 1996.

In addition to Delaware's approval, Investors had to obtain approval for the New Era reinsurance agreement from the California Department of Insurance ("California"). California approved the coinsurance portion on the New Era agreement, but wanted additional time to review the assumption portion of the agreement.


5. Preferred Stock

In the second quarter of 1996, the Company announced an agreement to sell preferred stock valued at $7 million to AAM Capital Partners (AAM). However, since AAM was unable to arrange the necessary financing, the previously announced agreement has been canceled. The Company is continuing its search for additional capital.


6. Stock Options

During the nine month period ended September 30, 1996, the Company issued 45,600 share options under its Agent Plan at market ($0.94 to $1.00 per share). Since the Company's agents are not employees, under SFAS #123 which became effective on January 1, 1996, the Company has recorded the fair value of these share options ($13,329) as an expense. If SFAS #123 had been effective in 1995, the fair value of the 74,400 share options issued through September 30, 1995 ($35,499) would have been recorded as an expense.

If unexercised, these options expire after two years.


7. Note Payable

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, the Company issued an $8,000,000 secured subordinated note payable due March 31, 1997, with interest at 8% payable quarterly (IIG Note). The IIG Note is secured by the stock of IIC. This security interest is subordinate to any senior indebtedness.

As a result of material misrepresentations by the seller, the Company has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled since ownership of the IIG Note has been in dispute. The seller, Corporate Life Insurance Company ("Corporate Life"), allegedly transferred the note to a Delaware insurer, National Heritage Life Insurance Company ("National Heritage"). Subsequently, both companies came under orders of rehabilitation from the insurance departments of their respective states. Now, in their roles as liquidators, both states have claimed ownership of the IIG Note.

To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court in late 1995. On August 27, 1996, a settlement conference was held in Harrisburg, Pennsylvania in order to settle the ownership issue regarding the IIG Note. Although it appeared from that conference that Corporate Life and National Heritage settled their differences regarding the IIG Note, the Company believes there is no agreement.

National Heritage has notified the Company of its intent to foreclose on the IIG Note. The Company has filed an injunction to stay the foreclosure pending its receipt of a written agreement between Corporate Life and National Heritage. While management believes the Company has valid defenses and counterclaims to any foreclosure action instituted by either Corporate Life and National Heritage, the ultimate outcome of this case cannot be determined at this time.

Ultimately, settlement of this dispute will not result in any additional liability to the Company, but should make it possible to settle the Company's claims against the IIG Note. In the meantime, the Company has continued to recognized interest expense based on the terms of the IIG Note. In recognition of its claims against the IIG Note, the Company has withheld payment of interest since 1995.


8. Condensed Financial Information of the Parent Company

The Parent company's principal source of funds is the override commission it receives from Investors' new business. Through September 30, 1996, Investors' new annuity business has declined to $49 million from $87 million for the comparable period in 1995. Further, since new business in California will be handled through IMG, the Parent company will no longer receive any funds from these sales. Together, these changes have intensified the Parent company's liquidity problem. At the present time, aside from the IIG Note
(Due March 31, 1997) and potential related interest discussed above, the Parent company has sufficient funds to pay its debts as they become due. However, at the expected level of cash expenditures, there can be no assurance the Parent company will continue to maintain this liquidity beyond the end of 1996 without additional capital. The Parent company's current financial results are summarized below:

                           CONDENSED BALANCE SHEETS
                                PARENT COMPANY
                           As of September 30, 1996
                                (in thousands)
        ASSETS

        Cash and cash equivalents                          $       151
        Equity securities, at market                                17
        Investments in affiliate and wholly-owned subsidiary     2,661
        Other assets                                                 4
                                                                ------

                Total assets                                    $2,833
                                                                ======




        LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

        Liabilities:
                Note payable                                    $ 8,000
                Accrued interest on note payable                    640
                Due to affiliates                                    30
                Other liabilities                                   105
                                                                 ------

                        Total liabilities                         8,775
                                                                 ------

        Shareholders' Equity (Capital Deficit):
                Common stock                                      1,420
                Additional paid-in capital                        3,656
                Net unrealized investment gains (losses)         (1,020)
                Accumulated deficit                              (9,990)
                Treasury stock                                       (8)
                                                                 ------

                   Total Shareholders' Equity (Capital Deficit)  (5,942)
                                                                 ------

 Total Liabilities and Shareholders' Equity (Capital Deficit)   $ 2,833
                                                                 ======

                      CONDENSED STATEMENTS OF OPERATIONS
                                PARENT COMPANY
             For the year to Date Period Ending September 30, 1996
                                (in thousands)


        Revenue                                                    $  445
                                                                   ------
        Expenses:
                General and administrative expenses                   591
                Interest expense                                      480
                                                                   ------

                        Total expenses                              1,071
                                                                   ------

        Loss before equity in net income
          of subsidiaries and income taxes                           (626)
        Equity in net income of subsidiaries                        1,297
                                                                   ------

        Loss before income taxes                                      671
        Income tax expense                                            -
                                                                   ------

        Net Income                                                 $  671
                                                                   ======



                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
             For the year to Date Period Ending September 30, 1996
                                (in thousands)

        Cash flows from operating activities:
                Net income                                         $  671
                Adjustments to reconcile net loss to net
                  cash used in operating activities:
                        Equity in net loss of subsidiaries         (1,297)
                        Change in accrued interest                    480
                        Change in other assets and
                          other liabilities, net                      (15)
                                                                   -------

        Net cash used in operating activities                        (161)
                                                                   -------
        Cash flows from financing activities:
                Common stock issued                                    40
                                                                   -------

        Net increase (decrease) in cash and cash equivalents         (121)
        Cash and cash equivalents, beginning of year                  272
                                                                   -------

        Cash and cash equivalents as of September 30, 1996         $  151
                                                                   =======

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and should be read in conjunction with that report and the Notes to the September 30, 1996 financial statements presented under Item 1.


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

Since the assets related to the reinsurance agreement were transferred to New Era on March 1,1996, both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1995.

As more fully described in the Company's 1995 Form 10K, the calculation of income tax expense results in a deferred tax asset that is fully reserved. As a result, the income tax expense reflected in the Company's financial statements is its estimate of the amount it expects to pay in the current period. Netted against the current tax expense is the income tax benefit resulting from the difference between the prior estimate of the refund resulting from the carryback and carryforward of the loss from 1995 and the actual amount calculated in the preparation of the Company's 1995 tax return.

In addition to the reinsurance transaction, the value of the Company's investments changed significantly due to changes in the market interest rates. The excess of the carrying value of investments carried at market over the related cost of these investments declined from $7,595,000 at December 31, 1995 to ($1,003,000) at September 30, 1996. This change caused an increase of $4,855,000 in Deferred acquisitions costs and $4,360,000 in Unearned ceding commissions and a decrease of $8,103,000 in the Net unrealized investment gains and (losses) component of shareholders equity.

Commission and other income is comprised primarily of service fees related to reinsured business and recognition of ceding commission previously deferred as a portion of the Unearned ceding commission. The increase in this revenue line is the result of the growth in the amount of reinsured business from both the New Era reinsurance transaction discussed above and Investors' continuing policy of reinsuring 100% of new business written.

Premium and policy fees is comprised primarily of surrender fees from surrenders and withdrawals within the surrender charge period and premium from conversion of deferred annuities to life contingent products. The decline in this line reflects the decline in the unreinsured portion of Investors' inforce business.


Liquidity and Capital Resources

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, the Company issued an $8,000,000 secured subordinated note payable due March 31, 1997, with interest at 8% payable quarterly (IIG Note). The IIG Note is secured by the stock of IIC. This security interest is subordinate to any senior indebtedness.

As a result of material misrepresentations by the seller, the Company has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled since ownership of the IIG Note has been in dispute. The seller, Corporate Life Insurance Company ("Corporate Life"), allegedly transferred the note to a Delaware insurer, National Heritage Life Insurance Company ("National Heritage"). Subsequently, both companies came under orders of rehabilitation from the insurance departments of their respective states. Now, in their roles as liquidators, both states have claimed ownership of the IIG Note.

To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court in late 1995. On August 27, 1996, a settlement conference was held in Harrisburg, Pennsylvania in order to settle the ownership issue regarding the IIG Note. Although it appeared from that conference that Corporate Life and National Heritage settled their differences regarding the IIG Note, the Company believes there is no agreement.

National Heritage has notified the Company of its intent to foreclose on the IIG Note. The Company has filed an injunction to stay the foreclosure pending its receipt of a written agreement between Corporate Life and National Heritage. While management believes the Company has valid defenses and counterclaims to any foreclosure action instituted by either Corporate Life and National Heritage, the ultimate outcome of this case cannot be determined at this time.

Ultimately, settlement of this dispute will not result in any additional liability to the Company, but should make it possible to settle the Company's claims against the IIG Note. In the meantime, the Company has continued to recognized interest expense based on the terms of the IIG Note. In recognition of its claims against the IIG Note, the Company has withheld payment of interest since 1995.

The Parent company's principal source of funds is the override commission it receives from Investors' new business. Through September 30, 1996, Investors' new annuity business has declined to $49 million from $87 million for the comparable period in 1995. Further, since new business in California will be handled through IMG, the Parent company will no longer receive any funds from these sales. Together, these changes have intensified the Parent company's liquidity problem. At the present time, aside from the IIG Note and potential related interest discussed above, the Parent company has sufficient funds to pay its debts as they become due. However, at the expected level of cash expenditures, there can be no assurance the Parent company will continue to maintain this liquidity beyond the end of 1996 without additional capital.

In the second quarter of 1996, the Company announced an agreement to sell preferred stock valued at $7 million to AAM Capital Partners (AAM). However, since AAM was unable to arrange the necessary financing, the previously announced agreement has been canceled.

The Company is continuing its search for additional capital.



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

PART II: OTHER INFORMATION


Item 1: Legal Proceedings

There exists a dispute between the Pennsylvania Department of Insurance, as statutory liquidator of Corporate Life Insurance Company ("Corporate Life"), and the Delaware Department of Insurance, as liquidator of National Heritage Life Insurance Company ("National Heritage"), as to the ownership of the Secured Subordinated Debenture ("IIG Note") issued in 1989 by Gemco National, Inc. (predecessor of the Company) to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct.
1995).

On August 27, 1996, a settlement conference was held in Harrisburg, Pennsylvania in order to settle the ownership issue regarding the IIG Note. Although it appeared from that conference that Corporate Life and National Heritage settled their differences regarding the IIG Note, the Company believes there is no agreement. National Heritage has notified the Company of its intent to foreclose on the IIG Note. The Company has filed an injunction to stay the foreclosure pending its receipt of a written agreement between Corporate Life and National Heritage. While management believes the Company has valid defenses and counterclaims to any foreclosure action instituted by either Corporate Life and National Heritage, the ultimate outcome of this case cannot be determined at this time.


Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        See discussion under Item 1 above


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

           Third Party Administration Agreement dated October 18, 1996 between Registrant's subsidiary, Investors Marketing Group, Inc., and Republic Vanguard Life Insurance Company.

        b). Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Investors Insurance Group, Inc.
                                                        (Registrant)

Date: November 15, 1996                    /s/ Melvin C.  Parker
                                               ______________________________
                                               Melvin C. Parker
                                               President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer