Form 10KSB
period 1996-12-31
INVESTORS INSURANCE GROUP INC
filed 1997-03-31
CIK 43340

                                  FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.  1-8069

                        INVESTORS INSURANCE GROUP, INC.
                        (Name of small business issuer)

           Florida                                       13-2574130
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification no.)

        7200 W. Camino Real
        Boca Raton, Florida                                33433
(Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number: (407) 391-5043

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class                                 Name of each exchange
                                                    on which registered
Common Stock $.50 par value                    Over-the-counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__ NO_X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its most recent fiscal year: $13,683,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of March 19, 1997: $373,421

The number of shares of Registrant's Common Stock, par value $.50, outstanding on March 19, 1997 was 2,840,482 shares.

Documents incorporated by reference: None

Transitional small business disclosure format:  YES___ NO_X_

                                    PART I

General

Prior to 1996, Investors Insurance Group, Inc. ("IIG" when considered separately; the "Company" when considered with its subsidiaries) filed its financial statements in compliance with Regulation S-X of the Securities and Exchange Commission ("SEC"). Recognizing that the requirements of Regulation S-X are unnecessarily burdensome for small businesses, the SEC has provided alternative, and less expensive, financial reporting standards under its Regulation S-B. Beginning in 1996, the Company has elected to report under the SEC's Regulation S-B.


Item 1. Description of Business

                             Business Development

IIG is a holding company which manages its subsidiaries' operations and recruits agents for its life insurance subsidiary. IIG was incorporated under the laws of the State of Florida on May 11, 1993 and is the successor corporation of the former Gemco National, Inc. ("Gemco"), a New York corporation founded in 1966. The change in corporate identity was made to increase investor awareness of IIG's current market focus and was approved by Gemco's shareholders at the Annual Meeting of Shareholders on June 11, 1993. The actual change was accomplished by the merger of Gemco National, Inc. into a new Florida corporation, Investors Insurance Group, Inc., on
September 1, 1993.

IIG has two other subsidiaries, IIC, Inc. and Investors Marketing Group, Inc. ("IMG"). IIC, Inc. is an insurance holding company which serves as the intermediate parent of Investors Insurance Corporation ("Investors"), while IMG performs agent recruitment and third party administration for a select group of unaffiliated life insurance companies. Investors is a life insurance company which was founded in 1956.

In late 1996, Investors suspended new sales in California (see discussion below under Regulation and Licensing) and the Company began using IMG as a third-party administrator ("TPA") to market and service new business in California for its primary reinsurer, Republic-Vanguard Life Insurance Company ("RVL"). Under this agreement, IMG will receive override commission and servicing fees for the business IMG generates through its agent network. The Company is planning to expand its TPA business with other insurance companies and into other states.

IIG was unable to adequately capitalize IMG for this new venture, therefore, on January 1, 1997 IIG contributed all of the outstanding shares of IMG to Investors. This reorganization enabled IMG to obtain the required operating capital from Investors.

The Company has been actively trying to raise additional capital to provide liquidity for IIG and to enable Investors to continue to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors. These efforts have yet to be successful and have created substantial doubt about the ability of IIG to continue to pay its bills as they become due (see discussion under IIG's Liquidity and Capital Resources in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

                            Business of the Issuer

The Company specializes in the sale of flexible premium deferred annuity products.

The Company seeks to make sales of retirement savings products by offering annuity products that meet the demands of agents and the pre- and post-retirement population. The Company markets its products through independent agents licensed in 21 states. Investors' agents are recruited by IIG, as well as through other national marketing agencies ("NMAs"). As of December 31, 1996, the Company had approximately 2,000 independent agents licensed to sell the Company's products. Since 1990, approximately 90% of annuity premiums received by Investors have been produced by agents recruited by IIG or its predecessor.

The IIG's Corporate Headquarters is located at 7200 West Camino Real, Suite 203, Boca Raton, Florida 33433. The Corporate Headquarters' telephone number is (407) 391-5043. The Company's Administrative and Financial operations are located at 3030 Hartley Road, Jacksonville, Florida 32257. The telephone number at this location is (904) 260-6990.


Products

The Company specializes in the sale of flexible premium deferred annuity ("FPDA") products to individuals. During each of the past three years, sales of FPDAs have accounted for over 95% of the Company's premiums received.

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

Investors' FPDAs have an initial credited interest rate that is guaranteed for one year. Following the initial guarantee period, Investors may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts of 3.0% or 4.0% (minimum rates of

6.0% to 7.0% during the surrender charge period apply to a portion of the business). At December 31, 1996, initial crediting rates ranged from 6.75% to 13.05%, based on contract provisions; renewal crediting interest rates ranged from 4.0% to 7.0%.

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

The primary feature incorporated by the Company into its products to minimize premature terminations is a surrender charge. While the policyowner is permitted to withdraw all, or a portion, of the accumulated value, such withdrawals are generally subject to a declining surrender charge during the first nine years of the policy's life. The Company permits free annual withdrawals following the first policy anniversary, but such withdrawals are limited to 10% of the eligible accumulated value. In addition, one of the Company's annuity products has a mandatory five year payout feature which requires that all policy withdrawals, except 10% free withdrawals, be paid out over a period of no less than five years. While the actual payout amount is often commuted by the Company, this product feature provides the Company protection from large withdrawal activity in rising interest rate scenarios as policyholders move funds in search of higher interest rates.

The Company's accelerated life product, while well received by some agents, did not generate significant interest in the marketplace and was withdrawn from the market in December 1994. The reinsurance agreement with Winterthur Life Re ("WLR") will continue to provide the Company protection from adverse loss experience on this product.


Investments

The Company's long term profitability is largely determined by its ability to maintain a spread between its investment earnings and the interest credited on its annuity products. At December 31, 1996, the Company had $73 million of cash and invested assets, of which $71 million or approximately 97.2% represented cash or investments in fixed income securities.

The Company's fixed income investments are 99% comprised of securities issued by the U.S. Government, or U.S. Government agencies and sponsored enterprises. All investments are made in accordance with guidelines established by the Board of Directors as to type, liquidity, maturity and duration of investment. These guidelines were developed in order to match the cash flows of the investments with the expected cash requirements of policy liabilities. The management of the Company's fixed income investments, in accordance with these guidelines, is handled by Asset Allocation and Management Companies ("AAM") of Chicago, Illinois.

Approximately 53% of the Company's fixed income investments are collateralized mortgage obligations ("CMOs"). Like all mortgage-backed investments, CMO securities are subject to prepayment risk, especially in periods of declining interest rates when the mortgages which collateralize the security are repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower prevailing rates. As a result, holders of CMOs could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.

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

The Company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The estimated weighted average duration of the Company's fixed income investment portfolio was 5.61 years as of December 31, 1996. The relatively short nature of the investment portfolio reflects the characteristics of the Company's liabilities. The majority of the Company's policy and deposit liabilities represent reserves for FPDAs that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, when applicable. The cash flows of the Company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The Company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The Company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio.


Reinsurance

Under generally accepted accounting principles, amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented separately. Under statutory accounting, the recoverable amounts are offset against the related policy liabilities.

In 1991, the Delaware Department of Insurance ("Delaware") expressed concern over Investors' ratio of statutory policy liabilities to its capital and surplus. To address this concern, on October 1, 1991 Investors entered into a coinsurance agreement with Republic-Vanguard Life Insurance Company ("RVL"), a member of Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies. Under the terms of this agreement 80% of all new annuity contracts written by Investors were coinsured with RVL. This agreement enabled the Company to slow the growth of its policy liabilities while at the same time adding additional capital and surplus from the profits on the coinsured portion of the business.

By 1994, however, the growth of the unreinsured portion of the business had raised the ratio of statutory policy liabilities to capital and surplus to a level that brought renewed concern from Delaware. To address this concern, Investors increased the coinsurance rates for new business from 80% to 90% on October 1, 1994 and to 100% on May 1, 1995 while at the same time it developed plans to raise additional capital. Raising the coinsurance rates stopped the ratio from significantly increasing, but by late 1995 the ratio was still in excess of twenty to one, well in excess of Delaware's target of fifteen to one, and it became clear that additional capital could not be raised prior to the end of 1995. Therefore, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era Life Insurance Company ("New Era"). This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies (In early 1997, New Era began to fully assume these policies.). Investors will continue to service these policies through December 31, 2000. Under its terms, this agreement became effective on December 31, 1995 and, with Delaware's approval, was reflected in Investors' 1995 statutory statement. (However, since the agreement did not actually close until 1996, it was reflected as a 1996 transaction under generally accepted accounting principles.) This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $6,986,644. This reinsurance reduced the ratio below Delaware's target.

In early 1997, Delaware agreed to allow Investors reduce its ceding rate to 60%. During 1997, the Company plans to continue its efforts to raise additional capital (see discussion below under Regulations and Licensing) to enable Investors to continue to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors. However, there can be no assurance these plans will be successful.


Employees and Independent Contractors

As of December 31, 1996, the Company had 25 full-time employees and 4 part-time employees. As of the same date, Investors had approximately 2,000 independent insurance agents licensed directly to it. All of these agents are independent contractors who also represent other insurance companies and are not employees of Investors.


Competition

The life insurance industry is highly competitive with many life insurance companies offering diverse products with many alternative marketing or distribution systems. Many of these life insurance companies have been in business for a longer time, are more widely known by reason of such factors as age and size and have greater financial resources than the Company. However, due to the specialized nature of Investors' products, the Company competes directly with a relatively small number of other insurance companies nationwide and in regional and state markets. Management believes that Investors has been able to attract and will continue to be able to attract, motivate and retain productive independent agents by providing quality products and service.

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

         Unearned Ceding Commission. The reinsurance ceding commission is deferred and amortized based on the expected gross profits under GAAP of the related annuity contracts.

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

         Deferred Income Taxes. Under certain conditions, the impact of certain variances from taxable income is recognized as an adjustment to income tax expense for GAAP, but not for statutory accounting purposes; and

         Premium Revenue. Under GAAP, premiums related to certain interest sensitive products are excluded from revenue.

In addition to these differences, from time to time, insurance companies may record transactions in different periods for regulatory purposes than under generally accepted accounting principles. The New Era reinsurance agreement was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

Since Investors is incorporated in Delaware, the Delaware Department of Insurance is the primary regulatory body which supervises Investors' operations. However, other states' insurance regulatory agencies (such as Florida, Arizona and California) exercise regulatory authority over Investors where the majority of its products are sold. Under the rules of the National Association of Insurance Commissioners ("NAIC"), one or more of the supervisory agencies will examine Investors periodically (usually at three year intervals) on behalf of all the states in which it is licensed to conduct business. Delaware finished its last examination as of December 31, 1995. This examination did not result in any issues or recommendations that would be material individually or in the aggregate.

The NAIC has established risk-based capital standards to determine the capital adequacy of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1996, Investors' percentage of total adjusted capital is well in excess of ratios which would require regulatory action.

The NAIC has formulated twelve ratios which are referred to as the Insurance Regulatory Information System ("IRIS") ratios. The IRIS ratios are used to help evaluate each life insurance company's financial performance. Companies which have four or more ratios falling outside of the "expected" ranges may be subject to additional regulatory review. In 1996, Investors had two IRIS ratios falling outside the expected ranges. Investors will furnish an explanation of the exceptions to the Delaware Department of Insurance, which may then disseminate the information to other insurance departments.
Investors may experience future IRIS ratios outside of industry standards due to continued growth and extensive use of reinsurance, but management does not anticipate any substantial regulatory issues to result.

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

Simultaneously with IIG's search for additional capital, Investors responded directly to Delaware's concern by structuring a reinsurance agreement for a significant block of its business. As described above and in Note 5 of the Company's financial statements, in the first quarter of 1996, Investors closed a reinsurance agreement with New Era. This agreement was effective December 31, 1995 and, based on Delaware's approval, was recorded in Investors' statutory financial statements for 1995 (under generally accepted accounting principles, this transaction was recorded in 1996). As a result, Investors' ratio of statutory liabilities to capital and surplus was reduced below Delaware's target. However, Delaware continues to monitor Investors closely, including reviewing and approving certain expenditures.

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. In the second quarter of 1996, IIG announced an agreement to sell preferred stock valued at $7 million to AAM Capital Partners
(AAM). However, AAM was unable to arrange the necessary financing, and the agreement has been canceled.

Since Investors was not been successful in attracting this capital, it suspended writing new business in California on November 15, 1996. During 1996, 30% of Investors' new business was written in California. In order to protect the value of its California agent network, IMG is acting as a third-party administrator for RVL marketing its Vanguard Annuity. Under this arrangement, IMG will receive override commissions and servicing fees for the business it generates through its agent network.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1996 level based on its current ratio of policy liabilities to statutory capital and surplus. Through December 31, 1996, 23% of Investors' new business was written in Arizona. Investors has been in a continuing dialogue with Arizona. No assurance can be given that Arizona will permit Investors to continue to write new business in Arizona under its current arrangement.


Item 2.  Description of Property

The Company leases approximately 1,300 square feet of office space on the second floor of a building at 7200 West Camino Real, Boca Raton, Florida 33433. This lease expires on September 30, 1998.

Investors leases approximately 6,700 square feet of office space on the third floor of a building at 3030 Hartley Road, Jacksonville, Florida 32257. This lease expires on October 31, 1999.

Neither the Company or its subsidiaries own any commercial real estate.

Item 3.  Legal Proceedings

Federal Insurance Company V. Gemco National, Inc. (No.00988/88, S.Ct., N.Y.) In this matter, Federal Insurance Company was pursuing a claim against Gemco National, Inc. for unpaid premiums for general liability and workmen's compensation insurance for the Ampat Group, former operating subsidiaries of Gemco. Federal Insurance sought compensatory damages in excess of $555,000. Based on conversation with former employees of Gemco, the Company believes it has valid defenses to this claim. Furthermore, there has been no activity regarding this case since early 1990, even though the lawsuit is still pending. Under New York law, lawsuits remain pending indefinitely. The Company has retained counsel in New York to file a Motion to Dismiss the action. Should this case again become active, the likely outcome could not be predicted with any degree of certainty. However, the Company believes the likelihood of having to pay a claim is remote and that the case would be dismissed as a result of the long delay in pursuing this action.

There exists a dispute between the Pennsylvania Department of Insurance, as statutory liquidator of Corporate Life Insurance Company, and the Delaware Department of Insurance, as rehabilitator and liquidator of National Heritage Life Insurance Company as to the ownership of the Secured Subordinated Debenture issued in 1989 by Gemco National, Inc. to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding Shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct.
1995). On or about August 27, 1996, the parties to the Interpleader Action met with Judge Pellegrino in an effort to resolve the ownership issue of the Note. At the conclusion of that meeting, it appeared to counsel for the Company that Pennsylvania and Delaware resolved the ownership issue. However, as of March 19, 1997, the Company is not aware of a written agreement having been entered into between the two (2) states. On or about September 20,1996, the State of Delaware Department of Insurance gave notice to Company of its default under the Debenture and threatened to foreclose on the stock of Investors Insurance Corporation. On or about November 1, 1996, Company filed for an injunction restraining Delaware from foreclosing on the stock of Investors Insurance Corporation. As of March 19, 1997, the court has neither granted nor denied the injunction request. Judge Pellegrino had scheduled a telephone conference for Friday, March 14, 1997 with all parties concerned to discuss Company's injunction request. Based on information supplied by counsel for Delaware that the ownership of the Note issue may be resolved, this hearing was postponed.

In connection with the above action, on March 14, 1996 the Delaware Department of Insurance filed a Petition for Declaratory Judgment, Specific Performance and Injunctive Relief against Investors Insurance Group, Inc. in the case entitled, In The Matter of the Liquidation of National Heritage Life Insurance Company, (CA. No. 13530. DE Ct, Chancery 1996). The Delaware Department of Insurance has requested the Court to enter a declaratory Judgment that it is the owner of the Secured Subordinated Debenture and as such, is entitled to receipt of interest payments being held in escrow, and is entitled to have the Debenture registered in its name. The action also requests the Court to declare that the Company does not have any claims to offset the principal amount of the Debenture and further seeks indemnification from the Company. There has been no activity on this matter since July 1996.

Mr. Roger Kling, a former officer of Ampat Eastern, a former subsidiary of Gemco National, Inc., filed suit against the Company in Florida captioned Kling v. Investors Insurance Group, Inc. No.96-07764CA Div. CV-6) to collect the amount of $49,008.84 for legal fees and out of pocket expenses incurred by him as a responsible officer in the successful defense against claims brought by New York State for New York sales and use taxes for the years 1980 through 1985 for Ampat Eastern, plus his legal fees incident to this lawsuit. On February 6, 1997, the court entered a judgment against the Company and in favor of Mr. Kling. Both parties have stipulated that Mr. Kling's loss is $61,000. However, the Company does not believe it is liable for this loss. Therefore, unless it can negotiate a lower amount for settlement, it will appeal the decision.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of security holders during the fourth quarter of 1996.


                                    PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information

IIG's common stock is traded on the Over-the-counter Bulletin Board. The following table sets forth the high and low sale prices for the stock by calendar quarter for 1996 and 1995.

                                         1996                1995
                                   ----------------   -------------------
                                     HIGH      LOW     HIGH       LOW
                                   --------  ------   --------   --------
First Quarter...................... 1 1/8      7/8     2 3/8      1 3/4
Second Quarter.....................   15/16*   7/8*    2 1/8      1 15/16
Third Quarter......................     *       *      1 13/16    1 1/8
Fourth Quarter.....................   1/8      1/8     1 3/8      15/16

* IIG's stock was traded on the American Stock Exchange until trading was halted on April 12, 1996 and subsequently delisted on November 5, 1996. In November 1996, the Company's stock began trading on the Over-the-counter Bulletin Board under the symbol "IIGI". Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(B) Holders.

As of March 19, 1997, there were 726 shareholders of record of common stock of IIG. IIG has no precise knowledge as to the number of beneficial holders of IIG's common stock.


(C) Dividends

IIG has not paid any dividends during the past two years and at the present time it is not expected that dividends will be paid in 1997.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     Caution on Forward-Looking Statements

Statements other than historical information contained in this Report are considered forward-looking and involve a number of risks and uncertainties due to the following important factors, among other risks and uncertainties inherent in the Company's business:

        1. The parent company's access to sufficient funds to pay its obligations as they become due.

        2. Regulatory requirements from any of the states in which Investors is authorized to sell insurance.

        3. Prevailing interest rate levels, which may affect the ability of the Company to sell its products, the market value of the Company's investments or the lapse rate of the Company's policies, notwithstanding product design features intentioned to enhance persistency of the Company's products.

        4. Changes in the federal income tax laws and regulations which may affect the relative tax advantage of the Company's products.

        5. Changes in the regulation of financial services, including bank sales of insurance products, which may affect the competitive environment for the Company's products.

        6. The Company's ability to retain its agent network and key personel.


                                    General

The following analysis discusses the results of operations and financial condition of Investors Insurance Group, Inc. ("IIG") and its wholly-owned subsidiaries ("the Company"), primarily Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this report.

The Company has been actively trying to raise additional capital to provide liquidity for IIG and to enable Investors to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors. These effort have yet to be successful and the resulting uncertainty is discussed below.


Primary Product

The Company, through its subsidiary Investors, specializes in the sale of flexible premium deferred annuity products ("FPDA") as a retirement savings vehicle for individuals. During the past two years, sales of FPDAs have accounted for over 95% of the Company's total premiums received.

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

The Company's operating earnings from this product are derived from the excess of investment income (including interest and investment gains (losses)) and surrender fees over the sum of interest credited to annuity contracts and acquisition and maintenance expenses. Over the life of an annuity, net investment income, net investment gains (losses) and policy fees are recognized as revenue and DAC is amortized as an expense. The timing of the DAC amortization is based on the estimated gross profits which is adjusted based on actual experience. The Company's earnings depend, in large part, upon persistency of its annuities to enable it to recover the unamortized portion of its DAC. The Company uses surrender charges in annuity policies both to discourage, and to mitigate, the effect of premature withdrawals.


Third-Party Administration

In late 1996, Investors suspended new sales in California (see discussion below under Regulatory Issues) and the Company began using IMG as a third-party administrator ("TPA") to market and service new business in California for its primary reinsurer, Republic-Vanguard Life Insurance Company ("RVL"). Under this agreement, IMG will receive override commission and servicing fees for the business IMG generates through its agent network. The Company is planning to expand its TPA business with other insurance companies and into other states.


Reinsurance

Under generally accepted accounting principles ("GAAP"), amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented on a gross basis. Under statutory accounting, the amounts are off-set against the related policy liabilities. While reinsurance ceding commission income is recognized immediately under statutory accounting, it is recognized over the life of the related insurance policy under GAAP.

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

By 1994, however, the growth of the unreinsured portion of the business had raised the ratio of statutory policy liabilities to capital and surplus to a level that brought renewed interest from Delaware. To address this concern, Investors increased the coinsurance rates for new business from 80% to 90% on October 1, 1994 and to 100% on May 1, 1995 while at the same time it developed plans to raise additional capital. Raising the coinsurance rates stopped the ratio from significantly increasing, but by late 1995 the ratio was still in excess of twenty to one, well in excess of Delaware's target of fifteen to one, and it became clear that additional capital could not be raised prior to the end of 1995. Therefore, Investors began working on an additional reinsurance arrangement.

In early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era. This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Since under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, was reflected in Investors' 1995 statutory statement, Investors' ratio of statutory policy liabilities to capital and surplus the ratio was reduced below Delaware's target. (Since this transaction was closed on March 1, 1996, it is treated as a 1996 event under generally accepted accounting principles.) This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $6,986,644.

As a result of Investors' improved financial position resulting from the reinsurance agreements with New Era, the ceding ratio to RVL was reduced to 60% on January 1, 1997.


Regulatory Issues

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. Investors was not successful in attracting this capital and, as a result, it suspended writing new business in California on November 15, 1996. Through December 31, 1996, 30% of Investors' new business was written in California. In order to protect the value of its California agent network, as discussed above, IMG has agreed to act as a third-party administrator for Republic-Vanguard Life Insurance Company.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1996 level based on its current ratio of policy liabilities to statutory capital and surplus. Through December 31, 1996, 23% of Investors' new business was written in Arizona. Investors has been in a continuing dialogue with Arizona. No assurance can be given that Arizona will permit Investors to continue to write new business in Arizona under its current arrangement.

The insurance laws of the various states require life insurance companies to file detailed periodic reports with the state's regulatory agencies and these agencies may examine the life insurance companies' business and accounts at any time. Under NAIC rules, one or more of the regulatory agencies will periodically examine Investors, normally at three-year intervals, on behalf of the states in which Investors is licensed. Delaware finished its last examination as of December 31, 1995. This examination did not result in any issues or recommendations that would be material individually or in the aggregate.


Results of Operations

In order to clarify the liquidity issues, IIG will be discussed separately from the consolidated results.

                           IIG Results of Operations

IIG's basic financial statements are presented in Note 10 of the Company's financial statements.

Management Fees declined to $580,000 in 1996 from $995,000 in 1995. These fees consist substantially of override commissions on Investor's new business which declined to $63.2 million in 1996 from $106.3 million in 1995. While Investors plans to increase its new business volume, it no longer writes new business in California which accounted for 30% of the total new business in 1996. IMG will operate as a TPA in California, but IIG will not receive any fees from these operations.

As part of an agreement to transfer IMG's common stock to Investors, IIG forgave the outstanding debt due from IMG. This forgiveness resulted in the $176,000 Forgiveness of Debt from IMG in 1996.

There were no investment gains or losses in 1996. The $382,000 Realized Investment Gains in 1995 relate to the disposal of certain investments to raise cash for operation.

IIG's operating expenses have been nearly fixed. This combined with the drop in revenues resulted in a loss before equity in the net income of subsidiaries of $1,021,000. This loss was partially funded by drawing down cash and partially by withholding interest on the Note Payable (see Note 6 to the Company's financial statements). The accrued interest at the end of 1996 was $800,000 compared to $160,000 as of the end of 1995. See discussion of IIG liquidity below.


Consolidated Results of Operations

As described in Note 5 to the accompanying financial statements, on March 1, 1996, Investors closed a large reinsurance agreement with New Era Life Insurance Company ("New Era"). This transaction, together with the amendment effective December 31, 1996, substantially accounts for the significant changes in the Company's balance sheet. Specifically, Investors transferred approximately $85,645,000 in cash (which had previously been invested in Fixed maturities, available for sale) and added $90,785,000 to Investment contracts recoverable and $5,139,000 to Unearned ceding commission.

This transaction also significantly effected the Company's statement of operations. Approximately $3,837,000 of the increase in Realized investment gains was due to the disposal of the investments supporting the policies ceded to New Era. The realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $2,324,000 and this increase substantially accounts for the change in Underwriting, acquisition and insurance expenses between 1995 and 1996.

Since $78,688,000 of the assets related to the New Era reinsurance agreement were transferred on March 1, 1996, both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1995.

Investors' new business production declined to $63.2 million in 1996 from $106.3 million in 1995. Management believes this decrease is primarily the result of the uncertainty created by IIG's liquidity problem, the related activity to raise additional capital or sell Investors and the aggressive regulatory activity of California and Arizona. While Investors spent about the same amount on promotional expenses in 1996 as in 1995, these efforts were not as productive. Consequently, the estimated unproductive acquisition costs incurred in 1996 (approximately $665,000) were not capitalized. This accounts for the remaining change in Underwriting, acquisition and insurance expenses between 1995 and 1996.

The uncertainty problem also increased the level of surrenders and conversions in 1996. Since all the existing annuities are coinsured from 80-100%, this increase in surrenders reduced the growth of the Investment Contract Benefits Recoverable and the liability for Investment Contracts, but had little impact on the Company's operating results. The conversions, on the other hand, increased the Reinsurance Benefits Recoverable and the liability for Life Insurance Reserves.

Premium and policy fees is comprised primarily of surrender fees from surrenders and withdrawals within the surrender charge period and premium from conversion of deferred annuities to life contingent products. The decline in this line reflects the decline in the unreinsured portion of Investors' inforce business.

Current and Future Insurance Benefits is comprised of both the benefits paid and the change in the liability for future benefits to be paid for life contingent benefits. The decline in this line reflects the decline in the unreinsured portion of Investors' inforce business.

Commission and other income is comprised primarily of service fees related to reinsured business and recognition of ceding commission previously deferred as a portion of the Unearned ceding commission. The increase in this revenue line is the result of the growth in the amount of reinsured business from both the New Era reinsurance transaction discussed above and Investors' policy of reinsuring 100% of new business written.

The calculation of Income tax benefit results in a deferred tax asset that is fully reserved. As a result, the income tax benefit reflected in the Company's financial statements represents the Company's estimate of the amount it expects to pay or recover in the current period. For 1996, The Company expects to pay approximately $248,000 related to its 1996 tax return and has recovered approximately $423,000 related to prior years returns in excess of its 1995 estimate.

In addition to the reinsurance transactions discussed above, the value of the Company's investments changed significantly due to changes in the market interest rates. The carrying value of investments in affiliates and available-for-sale includes a net unrealized investment loss of $577,000 in 1996 and a net unrealized investment gain of $7,595,000 in 1995. This change in the unrealized gains and losses caused an increase of $4,550,000 in Deferred acquisitions costs and $4,047,000 in Unearned ceding commissions and a decrease of $7,669,000 in the Net unrealized investment gains and (losses) component of shareholders' equity.

                        Liquidity and Capital Resources

IIG's Liquidity and Capital Resources

IIG is an insurance holding company whose principal asset is the common stock of IIC, Inc which owns all the outstanding shares of Investors. IIG's primary cash requirements are to meet debt service and to pay operating expenses. As a holding company, IIG relies on funds received from Investors in the form of commissions paid under a management and service agreement whereby IIG provides agent recruiting and administrative services. The insurance laws of the State of Delaware generally limit the ability of Investors to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the Company by Investors be approved by the Delaware Insurance Department. As reflected in the parent only statement of cash flows in Note 10 to the Company's financial statements, IIG's cash flow from operations has been insufficient to meet its operating needs for several years. In prior years, IIG met this cash drain by liquidating its other investments. In 1996 the cash drain was partially met by withholding interest payments on the Note Payable (see Note 6).

In addition to its normal operating expenses, IIG may be required to pay up to $61,000 as a result of the judgment in the Kling case (see Note 3). Further, on March 31, 1997, the Company will need to retire its $ 8 million note payable which is secured by its shares of IIC, Inc. which owns all the outstanding shares of Investors. This note originated as part of the purchase of IIC, Inc and its subsidiary Investors. As described more fully in Note 6 to the Company's financial statements, the Company believes the balance of the note is overstated because certain warranties made by seller were false. Subsequent to the purchase, the seller (an insurance company), attempted to transfer the non-negotiable note to another insurance company. Thereafter, both insurance companies went into rehabilitation, one in Pennsylvania and the other in Delaware. At this time, the Company cannot negotiate an appropriate adjustment to the note amount since both Pennsylvania and Delaware claim ownership. The Company expects the ownership issue to be resolved soon and to begin negotiations on the amount of the reductions. While the Company plans to raise the capital required to settle the note, there can be no assurance its efforts will be successful.

IIG has tried to address its liquidity problem by raising new capital or selling Investors. In December 1995, IIG announced an agreement with Standard Management Company, but the agreement was later terminated. In May 1996, IIG announced an agreement with AAM Capital Partners (AAM), but AAM was unable to raise the required capital and the agreement was terminated.

IIG is actively looking for alternative sources of financing. However, there can be no assurance that this can be done in a timely or economical manner.

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

Investors' Liquidity and Capital Resources

The liquidity needs of Investors are met by premiums received from annuity sales, net investment income received, the proceeds from investments upon maturity, sale or redemption, and commissions received from its coinsurer on annuity contracts transferred. The primary uses of funds by Investors are the payment of surrenders, policy benefits, operating expenses and commissions, and the purchase of assets for investment purposes. No material capital expenditures are planned.

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' stated liabilities. Based on the results of these tests, no adjustments to the stated liability have been required.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1996, Investors percentage of total adjusted capital is well in excess of the ratios which would require regulatory action.

Investors must maintain adequate statutory capital and surplus in order to continue producing annuity premium in the jurisdictions in which it is licensed. Based on Investors improved financial position, Delaware approved reducing its coinsurance rate for new business from 100% to 60% as of January 1, 1996. Ultimately, retaining a larger portion of its business should make Investors more profitable.

Since Investors was not successful in attracting this capital, it suspended writing new business in California on November 15, 1996. During 1996, 30% of Investors' new business was written in California. In order to protect the value of its California agent network, IMG is acting as a third-party administrator for RVL marketing its Vanguard Annuity. Under this arrangement, IMG will receive override commissions and servicing fees for the business it generates through its agent network.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1996 level based on its current ratio of policy liabilities to statutory capital and surplus. Through December 31, 1996, 23% of Investors' new business was written in Arizona. Investors has been in a continuing dialogue with Arizona. No assurance can be given that Arizona will permit Investors to continue to write new business in Arizona under its current arrangement.

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

While the Company's CMO investment policy limits its investment in CMOs to low risk tranches (PACs, TACs, etc.), Delaware encouraged the Company to reduce its concentration in CMO investments. During 1995, it replaced several CMO investments and reduced the portion of CMO investment to approximately 53% and 57% of its bond portfolio as of December 31, 1996 and 1995, respectively.

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

Item 7.  Financial Statements and Supplementary Data

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page
        INDEPENDENT AUDITORS' REPORT                                    21

        FINANCIAL STATEMENTS FOR THE YEARS ENDED
            DECEMBER 31, 1996 AND 1995:

                Consolidated Balance Sheets                           22-23
                Consolidated Statements of Operations                   24
                Consolidated Statements of Shareholders'
                   Equity (Capital Deficit)                             25
                Consolidated Statements of Cash Flows                 26-27
                Notes to Consolidated Financial Statements            28-51

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc. and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Investors Insurance Group, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (capital deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. and Subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has experienced significant operating losses, has an accumulated deficit and is experiencing liquidity problems at December 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        BDO Seidman, LLP


Orlando, Florida
March 20, 1997

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995
                            (Dollars in thousands)



        ASSETS                                       1996            1995
                                                   --------        --------
Investments:
 Fixed maturities held to maturity, at
   amortized cost (market $8,731 in 1996
   and $10,556 in 1995)                           $   8,200        $ 9,504
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $57,309 in 1996 and $141,474 in 1995)      57,075        149,231
   Equity securities, at market (cost $11 in
     1996 and $339 in 1995)                              22            366
 Short-term investments                                 305            356
 Mortgage loans on real estate                          365            564
 Policy loans                                           522            598
                                                    -------        -------

                      Total                          66,489        160,619

Cash and cash equivalents                             6,801         11,372
Investment in common stock of affiliate,
  at market (cost $992 in both 1996 and 1995)           638            803
Accrued investment income                               451          1,090
Deferred acquisition costs                           46,760         42,468
Investment contract benefits recoverable            483,378        351,489
Reinsurance benefits recoverable                      4,740          2,438
Income tax recoverable                                  760            231
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,291 in 1996 and $1,014 in 1995)               3,389          3,666
Other assets                                            303            310
                                                    -------        -------

                      Total Assets                $ 613,714      $ 574,486
                                                    =======        =======











See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                           DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)





LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                     1996            1995
                                                   --------        --------
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 547,184       $ 511,315
   Life insurance reserves                            9,666           7,189
   Accident & health claim reserves                      29               5
 Unearned ceding commission (including
   deferred gross profits of $9,154 in
   1996 and $7,031 in 1995)                          50,210          38,062
 Note payable                                         8,000           8,000
 Amounts due to reinsurer                             1,173           5,998
 Accrued expenses                                       875             250
 Other liabilities                                    2,411           2,239
                                                    -------         -------

                          Total Liabilities         619,548         573,058
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity (Capital Deficit):
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,082 in
     1996 and 2,767,782 in 1995; outstanding
     2,836,082 in 1996 and 2,763,782 in 1995          1,420           1,384
   Additional paid-in capital                         3,656           3,651
   Net unrealized investment gains (losses)            (586)          7,083
   Accumulated deficit                              (10,316)        (10,682)
   Treasury stock, at cost (4,000 shares in
     1996 and 1995)                                      (8)             (8)
                                                    -------         -------

                                  Total              (5,834)          1,428
                                                    -------         -------

     Total Liabilities and Shareholders'
        Equity (Capital Deficit)                  $ 613,714       $ 574,486
                                                    =======         =======





See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                 (Dollars in thousands, except per share data)




                                                     1996            1995
                                                   --------        --------
Revenue:
  Premium and policy fees                         $   1,278       $   1,660
  Net investment income                               6,427          11,598
  Realized investment gains                           4,521           1,090
  Commission and other income                         1,457             912
                                                    -------         -------

       Total revenue                                 13,683          15,260
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 558             915
  Interest on investment contracts                    4,672           9,614
  Underwriting, acquisition and insurance expenses    7,340           4,326
  Other expenses                                        922             922
                                                    -------         -------

       Total benefits and expenses                   13,492          15,777
                                                    -------         -------

Income (loss) before income tax benefit                 191            (517)
Income tax benefit                                     (175)           (136)
                                                    -------         -------

Net income (Loss)                                  $    366        $   (381)
                                                    =======         =======

Earnings (Loss) per Share of Common Stock        $     0.13        $  (0.14)
                                                    =======         =======

Weighted Average Number of Shares Outstanding     2,822,714       2,764,205
                                                  =========       =========














See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)
                                                            Net
                              Common Stock       Additional unrealized
                              Number of          paid-in    investment    Accumulated Treasury
                              shares    Amount   capital    gains(losses) deficit     stock
Balance at December 31, 1994  2,766,982 $1,383   $3,651     $(11,051)     $(10,301)   $   -
Treasury shares purchased           -      -        -            -             -           (8)
Common shares issued                800      1      -            -             -          -
Change in unrealized losses         -      -        -         18,134           -          -
Net Loss                            -      -        -            -            (381)       -
                              --------- ------   ------     ---------     ---------   -------

Balance at December 31, 1995  2,767,782  1,384    3,651        7,083       (10,682)        (8)
Treasury shares purchased           -      -        -            -             -          -
Common shares issued             72,300     36        5          -             -          -
Change in unrealized losses         -      -        -         (7,699)          -          -
Net Income                          -      -        -            -             366        -
                              --------- ------   ------     ---------     ---------   -------

Balance at December 31, 1996  2,840,082 $1,420   $3,656     $   (586)     $(10,316)   $   (8)
                              ========= ======   ======     =========     =========   =======





See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
Cash flows from operating activities:
 Net income (loss)                                $     366       $    (381)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                    (296)           (594)
  Realized investment gains                          (4,323)         (1,112)
  Amortization of costs in excess of net assets
    of businesses acquired                              295             288
  Amortization of deferred acquisition costs          3,017           1,351
  Amortization of unearned ceding commissions          (723)           (230)
  Deferral of unearned ceding commission             12,367          12,420
  Deferral of acquisition costs                      (6,303)        (11,038)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                       (117,089)        (18,899)
     Increase in insurance reserves and
        interest on investment contracts             33,068          30,190
     Increase in other assets, net                   (2,208)         (1,595)
     Increase (decrease) in other liabilities, net   (4,029)          3,159
                                                    -------         -------
              Net cash provided by (used in)
                  operating activities              (85,858)         13,599
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Fixed maturities, held to maturity                 1,300             -
   Mortgage loans                                       199              84
   Policy loans, net                                     76              (9)
  Investments sold:
   Fixed maturities, available for sale              97,821          75,751
   Equity securities, available for sale                151             793
  Investments in:
   Fixed maturities, available for sale              (8,855)        (71,471)
   Equity securities, available for sale                -              (343)
   Short-term investments, net                           51             (44)
                                                    -------         -------

   Net cash provided by investing activities         90,743           4,761
                                                    -------         -------







See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                            (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  64,146       $ 107,214
  Investment contract withdrawals                   (58,843)        (47,168)
  Investment contract funds transferred             (63,093)        (99,960)
  Investment contract funds recovered                48,293          29,443
  Treasury stock purchased                              -                (8)
  Common stock issued                                    41               1
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                          (9,456)        (10,478)
                                                    -------         -------
 Net increase (decrease) in cash
     and cash equivalents                            (4,571)          7,842
 Cash and cash equivalents, beginning of year        11,372           3,530
                                                    -------         -------

 Cash and cash equivalents, end of year            $  6,801        $ 11,372
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               640
              Income taxes (net of fund received)       351              30




















see accompanying notes to consolidated financial statements

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

The Company operates predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities. All of the Company's insurance operations are conducted through Investors Insurance Corporation ("Investors"), which was organized in 1957 and is licensed to sell life, annuity and health insurance in 21 states. Another subsidiary, IIC, Inc., is an insurance holding company and is the direct
parent of Investors.   Investors Marketing Group, Inc. ("IMG") was formed in
June of 1994 to market annuities for a select group of unaffiliated life insurance companies. In November 1996, IMG began operation as a third party administrator ("TPA") providing both marketing and servicing for unaffiliated life insurance companies (see discussion in Note 9).

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


Going Concern Consideration:
The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Delaware insurance law and regulations restrict Investors ability to pay dividends or enter into other arrangements with IIG, while at the same time the Note Payable (see Note 6) requires IIG to pay interest. Prior to 1996, IIG met this cash drain by liquidating its other investments. In 1996, IIG stopped paying interest on the Note Payable. The Company believes that as a result of material misrepresentations by the seller, it has several significant claims which, if sustained, should reduce the principal amount of the Note and result in a refund of previously paid interest.

IIG's principal source of funds is the override commission it receives from Investors' new business. Through December 31, 1996, Investors' new annuity business has declined to $63 million from $106 million for the comparable period in 1995. Further, since new business in California will be handled through IMG (see Note 9), IIG will no longer receive any funds from these sales. Together, these changes have intensified the IIG's liquidity problem. If this cash drain continues at the level it experienced in 1996, there is substantial doubt that IIG can continue to meet its obligations on a timely basis without an additional source of funds (see Note 10).

The Company has been actively trying to raise additional capital to provide liquidity for IIG and to enable Investors to continue to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors.

In late 1996 the Company began using IMG as a third-party administrator ("TPA") to market and service new business in California for its primary reinsurer, Republic-Vanguard Life Insurance Company ("RVL"). Under this agreement, IMG will receive override commission and servicing fees for the business IMG generates through its agent network. The Company is planning to expand its TPA business with other insurance companies and into other states.

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

Fixed-maturity securities which may be sold prior to maturity due to changes in interest rates, prepayment risks, liquidity needs, tax planning purposes or other similar factors, are classified as "available for sale." The difference between the aggregate carrying value for fixed maturities available for sale and the aggregate amortized cost of such securities, is reported, net of the related impacts on the amortization of deferred acquisition costs, unearned ceding commission and deferred income taxes, as a separate component of shareholders' equity.

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

Deferred Acquisition Costs:
Costs which vary with and are primarily related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future earnings. These costs include commissions and certain expenses related to policy issuance, underwriting and marketing. For traditional life products, deferred acquisition costs ("DAC") are amortized with interest over the premium paying period in proportion to the ratio of anticipated annual premium revenue to the anticipated total premium revenue. DAC for universal life and annuity contracts is amortized in relation to the present value of expected gross profits on the products. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits to be realized from a group of policies, including both realized and unrealized investment gains and losses related to changes in market interest rates for those investments segmented against interest sensitive liabilities. Anticipated investment income and unearned ceding commissions are considered in the determination of recoverability of deferred acquisition costs.

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

With respect to investment contracts, the Company uses the retrospective deposit accounting method. Future policy benefits represent the premium deposits received plus accumulated interest, less mortality and administration charges. Interest credited to these contracts ranged from 4.0% to 13.05% during 1996 and 4.0% to 12.0% during 1995.

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

The Company's liability for Future Policy Benefits and Claims includes amounts
that are recoverable   under these coinsurance agreements.  Recoverable
amounts related to the transfer of insurance risks are presented as Reinsurance Benefits Recoverable; Recoverable amounts related to the transfer of investment risks are represented as Investment Contract Benefits Recoverable.

Amounts received from, or paid to, the coinsurer for Interest Credited on Investment Contracts and surrender fees are offset against the related expense and revenue accounts in the Consolidated Statement of Operations.

Under the provisions of the New Era Life Insurance agreement, Investors will pay allowances of 1% of average statutory reserves for the first five years and receive 2% of the average statutory reserves over the following five years. The Company accounts for these costs as deposits in the first five years and a recovery of the deposits in the next five years. To assure that the deposit amount is fully recoverable, the Company's actuary periodically projects the future cash flows and calculates their present value. A valuation allowance will reduce the deposit amount if indicated by the projections.

Recognition of Insurance Revenues:
Traditional life insurance premiums are recognized as revenue over the premium-paying period, adjusted for premiums due and advance premiums. Policy fee revenue includes surrender, mortality and administrative charges earned on annuity, universal life and other contracts.

The Company receives a commission on the transfer of investment contracts risk to the coinsurer. This commission is compensation for the Company's annuity sales and distribution system that originated the contracts. While the Company has no future obligation with respect to this commission these commissions are deferred and recognized in earnings in proportion to the earnings generated directly from the related annuity contracts (without consideration of the impact of the coinsurance agreement).


Federal Income Taxes:
Currently, IIG and its non-life subsidiaries file a consolidated Federal income tax return. Beginning in 1995, Investors is includable in this consolidated return, but the consolidation decision was deferred until the actual preparation of the 1996 return.

Life insurance companies with total assets less than $500 million are allowed a deduction which is not available to larger life companies. As a "small" life insurance company, 60% of the first $3 million of "life insurance company taxable income" is deductible. This deduction phases out on a pro-rata basis as income increases from $3 million to $15 million.

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

The valuation allowance related to the deferred tax asset accounts is calculated on both an aggregate basis and for those items effecting income. The difference between these calculations is combined with the impacts of the net unrealized investment gains (losses) which effect shareholders' equity directly. Therefore, while the aggregate valuation allowance is a contra-asset, the residual allowance assigned to the unrealized investment gains (losses) may be either positive or negative.


Net Income (Loss) per Common Share:
Net income (loss) per common share is based on the weighted average number of shares and share equivalents outstanding during the year.

Fair Value of Financial Instruments:
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1996 and 1995.

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


Stock-Based Compensation:
SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by FASB in October 1995. The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Disclosure requirements are also effective for fiscal year beginning after December 15, 1995 although pro-forma disclosure is required for all awards granted in fiscal years beginning after December 15, 1994. Disclosures for awards granted in the first fiscal year beginning after December 15, 1994 (i.e. 1995 awards) are not required in financial statements for that fiscal year but must be represented subsequently whenever financial statements for that fiscal year are presented for comparative purposes. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for all employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based upon the fair value (as defined by the Statement) of the award at that date and is recognized over the service period. Companies not electing to adopt this fair value based method may continue to account for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, although they must make pro forma disclosures of net income and earnings per share as if the fair value based method had been used. The Company intends to continue to account for employee stock compensation plans using APB No. 25 and will provide the required pro forma disclosure. Agent stock options will be treated in compliance with SFAS No. 123.


Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

New Financial Accounting Standards:
The FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement did not have a material impact on the Company.


Reclassification:
Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.


(2)    INVESTMENTS

The amortized cost and fair values of fixed maturities and equity securities as of December 31 are summarized as follows (in thousands):

                                                 Gross        Gross
                                   Amortized   Unrealized  Unrealized    Fair
                                      Cost        Gain         Loss     Value
1996:                              ---------   ----------  ----------  -------
Held to maturity
  U.S. Treasury obligations           $ 7,700    $  548      $   17    $ 8,231
  Corporate Bonds                         500       -           -          500
Available for sale
  Securities issued by U.S.
    Government agencies and
    authorities                        57,309       734         968     57,075
  Equity securities                        11        11         -           22
                                      -------    ------      ------    -------

Total                                 $65,520    $1,293      $  985    $65,828
                                      =======    ======      ======    =======

1995:
Held to maturity
  U.S. Treasury obligations            $9,004    $1,052      $  -      $10,056
  Corporate Bonds                         500       -           -          500
Available for sale
  Securities issued by U.S.
    Government agencies and
    authorities                       141,474     7,791          34    149,231
  Equity securities                       339        27         -          366
                                      -------    ------       -----    -------

 Total                               $151,317    $8,870       $  34   $160,153
                                      =======    ======       =====    =======

In a 1994 private placement, the Company purchased a $500,000 redeemable, subordinated debenture. The issuer and the Company shares a common director. The bond, which pays 8.25% interest quarterly and matures on June 30, 2004, was accompanied by warrants to purchase 50,000 shares of the issuer's common stock for $6.00. No cost or value has been assigned to these warrants.

The Company owns 188,971 shares, or 3.7%, of the capital stock of an affiliate with which it shares a common director. The table below summarizes the cost and market value of this investment as of December 31:

                                      1996            1995
                                    --------        --------
                    Market Value    $637,777        $803,127
                    Cost            $992,098        $992,098

Cash equivalents and other investments totaling $9,971,134 and $9,968,000 at December 31, 1996 and 1995, respectively, were on deposit with state agencies to meet regulatory requirements.

The expected maturities of the Company's fixed maturity investments at December 31, 1996 were as follows (in thousands):



                                                      Amortized    Fair
                                                         Cost      Value
                                                       -------    -------
            Due in one year or less                    $ 2,041   $  2,050
            Due after one year through five years        8,148      8,184
            Due after five years through ten years      37,847     38,018
            Due after ten years                         17,473     17,554
                                                       -------    -------

                                                       $65,509    $65,806
                                                       =======    =======

This table includes mortgage-backed securities whose expected maturities are based on the forecasted cash flows from the underlying mortgages.

Realized investments gains and changes in the unrealized investment gains for the years ended December 31 were as follows (in thousands):


                                               Realized Investment Gains
                                               -------------------------
                                                   1996         1995
                                                  -------      -------
                 Fixed maturity securities        $ 4,405      $   730
                 Equity securities                    116          360
                                                  -------      -------

                                                  $ 4,521      $ 1,090
                                                  =======      =======

                                         Unrealized Investment Gains (Losses)
                                         ------------------------------------
                                             As of              During the
                                          December 31,          Year Ended
                                      ------------------   -------------------
                                        1996      1995       1996       1995
                                      --------   -------   --------   --------
Securities available for sale         $  (223)   $7,784    $(8,007)   $19,930
Investment in affiliates                 (354)     (189)      (165)       (71)
Deferred acquisition costs                117    (4,433)     4,550    (10,803)
Deferred tax asset                        170     1,148       (978)    (3,271)
Deferred tax valuation allowance         (139)    1,778     (1,917)     4,554
                                      --------   -------   --------   --------

      Impact of assets                   (429)    6,088     (6,517)    10,339
                                      --------   -------   --------   --------

Unearned ceding commission                126    (3,921)     4,047     (9,078)
Deferred tax liability                     31     2,926     (2,895)     1,283
                                      --------   -------   --------   --------

      Impact of liabilities               157      (995)     1,152     (7,795)
                                      --------   -------   --------   --------

Impact on shareholders' equity        $  (586)   $ 7,083   $(7,669)   $ 18,134
                                      ========   =======   ========   ========

The components of net investment income for the years ended December 31 are as follows (in thousands):

                                          1996          1995
                                         -------      --------
              Fixed maturities           $ 5,742      $ 11,093
              Mortgage and policy loans       42            90
              Short-term investments         726           545
                                         -------      --------

              Gross investment income      6,510        11,728
              Less investment expenses        83           130
                                         -------      --------

              Net investment income      $ 6,427      $ 11,598
                                         =======      ========


(3)     COMMITMENTS AND CONTINGENCIES

Mr. Roger Kling. a former officer of Ampat Eastern, a former subsidiary of Gemco National, Inc., filed suit against the Company in Florida captioned Kling v. Investors Insurance Group, Inc. No.96-07764CA Div. CV-6) to collect the amount of $49,008.84 for legal fees and out of pocket expenses incurred by him as a responsible officer in the successful defense against claims brought by New York State for New York sales and use taxes for the years 1980 through 1985 for Ampat Eastern, plus his legal fees incident to this lawsuit. On February 6, 1997, the court entered a judgment against Company and in favor of

Mr. Kling. Both parties have stipulated that Mr. Kling's loss is $61,000. However, the Company does not believe it is liable for this loss. Therefore, unless it can negotiate a lower amount for settlement, it will appeal the decision.


(4)     INCOME TAXES

Income tax benefit consists of the following (in thousands):

                                              Year ended December 31,
                                                 -----------------
                                                   1996     1995
                                                  ------    -----
           Current income tax benefit            $ (175)    $(136)
           Deferred income taxes:
              Change in net deferred tax asset     (272)      190
              Change in valuation allowance         272      (190)
                                                  ------    -----

           Total income tax benefit              $ (175)    $(136)
                                                  ======    =====

Actual income tax expense (benefit) for 1996 and 1995 differed from the "expected" tax expense for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes by the following:

                                                   1996        1995
                                                 -------      ------
Computed "expected" tax expense (benefit)           34 %       (34)%
Increase (reduction) in income
     taxes resulting from:
  Changes in the valuation allowance
      for deferred tax assets, allocated to
      income tax expense                           391 %       (54)%
  Non-deductible expenses including
      amortization of intangibles                   50 %        21 %
  Small life insurance company deduction          (313)%        -  %
  State income taxes, net of federal
      income tax benefit                            (9)%        (1)%
  Impact of tax loss carryback                    (250)%        38 %
  Other, net                                         5 %         1 %
                                                 -------      ------

                                                   (92)%       (29)%
                                                 =======      ======

The components of the deferred tax assets and liabilities at December 31 are as follows (in thousands):



                                                       1996             1995
                                                     --------         --------
Deferred tax assets:
  Life insurance company:
    Policyholder reserves and liabilities            $ 1,682          $23,241
    Net unrealized losses on investments                  58              -
    Investment in affiliates                             407              366
    Unearned ceding commission                        12,552            9,516
    Alternative minimum tax carryforward                  22              185
    Other                                                  2                4
  Non-life company:
    Operating loss carryforward                        1,693            1,428
    Other                                                 25               75
                                                     --------         --------

Total deferred tax assets                             16,441           34,815
Valuation allowance                                   (4,965)          (3,319)
                                                     --------         --------

Net deferred tax assets                               11,476           31,496
                                                     --------         --------

Deferred tax liabilities:
  Life insurance company:
    Deferred acquisition costs                       (11,425)         (10,475)
    Net unrealized gains on investments                  -             (1,945)
    New Era reinsurance premium                          -            (19,077)
    Other                                                -                 (1)
  Non-life company - other                                (1)              (1)
                                                     --------         --------

Total deferred tax liabilities                       (11,476)         (31,496)
                                                     --------         --------

Net deferred tax assets and liabilities              $   -            $   -
                                                     ========         ========

The net increase (decrease) in the total valuation allowance for the years ended December 31, 1996 and 1995 was $1,646,000 and $(4,745,000),
respectively. Based on its history of losses and IIG's current liquidity problem, the Company cannot be assured of realizing its deferred tax assets as required by the "more likely than not" standard of SFAS #109. Therefore, a 100% valuation allowance will be assigned to the net deferred tax asset until realization of this asset is considered more likely than not.

At December 31, 1996, in addition to an alternative minimum tax carryforward in the life insurance company of $21,522 (which does not expire), IIG had the following tax carryforward items (in thousands):

           Year of expiration     Operating Loss      Capital Loss
                                   Carryforward       Carryforward
           ------------------     --------------      ------------
                  1997               $   -               $   190
                  2001                 3,392                 -
                  2002                   752                 -
                  2003                   248                 -
                  2004                   742                 -
                  2005                   895                 -
                  2007                   136                 -
                  2008                   397                 -
                  2009                   323                 -
                  2010                   430                 -
                  2011                   917                 176
                                     -------             -------

                                     $ 8,232             $   366
                                     =======             =======

If the Preferred Shares discussed in Notes 10 and 11 are issued, the resulting "change in control" could substantially reduce the Company's ability to utilize its non-life loss carryforwards. Further, based on its history of losses and IIG's current liquidity problem, the Company cannot be assured that it will have the ability to utilized its loss carryforwards

Investors' "policyholders surplus account," which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $1.7 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years. At current tax rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $595,000.


(5)    COINSURANCE

Investors reduces its overall risk on whole life, and annuity policies through an uncollateralized program of quota share coinsurance. As the direct insurer, Investors retains primary liability to the policyholder on all risks transferred. The premium income and benefit expenses presented in the Statement of Operations for the year ended December 31 are reflected net of the reinsurance transactions outlined below (in thousands):

                                                     1996            1995
                                                   ---------       ---------
Quota Share Contracts:
     Premium ceded                                 $   2,602       $   1,850
     Surrender fees                                $   2,541       $   1,674
     Benefits recovered                            $     528       $     225
     Interest on investment contracts recovered    $  25,797       $  19,273
     Amortization of deferred acquisition cost     $   2,956       $   1,130

Republic-Vanguard Life Insurance Company ("RVL"), is the Company's primary reinsurer and a member of the Winterthur Swiss Insurance Group (one of the largest Swiss insurance companies). The substantial portion of the Company's reinsurance is coinsurance related to investment risks transferred to RVL totaling approximately $394.2 million at December 31, 1996 and recorded as investment contract benefits recoverable on the accompanying balance sheet. From October 1, 1991 through September 30, 1994, 80% of Investors's annuity production was transferred to RVL. For contracts issued subsequent to October 1, 1994 and May 1, 1995, this percentage was revised to 90% and 100%, respectively, due to concerns over Investors' ratio of statutory policy liabilities to capital and surplus (See Note 8). As a result of Investors' improved financial position resulting from the reinsurance agreements with New Era Life Insurance Company ("New Era") discussed below, the ceding ratio to RVL was reduced to 60% on January 1, 1997.

As a result of Delaware's past concern over Investors' ratio of statutory policy liabilities to capital and surplus, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to New Era. This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Since, under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, was reflected in Investors' 1995 statutory statement, Investors' ratio of statutory policy liabilities to capital and surplus the ratio was reduced below Delaware's target. (Since this transaction was closed on March 1, 1996, it is treated as a 1996 event under generally accepted accounting principles.)

This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $6,986,644. The table below summarizes the impact of these transactions on the Company's Financial Statements (in thousands).

                                                        March 1  December 31
                                                        --------  ---------
Addition to Investment Contract Benefits Recoverable    $ 82,974  $   7,811
Funds Transferred                                         78,688      6,957
                                                        --------  ---------

Addition to Unearned Ceding Commission                     4,286        854
Related Deferred Acquisition Cost                          3,446        658
                                                        --------  ---------
Increase in deferred profit portion of the
  Unearned Ceding Commission                            $    840  $     196
                                                        ========  =========

Related Deferred Acquisition Cost:
     Prior to Capital Gains                             $  5,700  $     728
     Amortized due to Capital Gains                        2,254         70
                                                        --------  ---------

     Remaining                                          $  3,446  $     658
                                                        ========  =========

Related Capital Gains                                   $  3,697  $     140
Related amortization of Deferred Acquisition Cost          2,254         70
                                                        --------  ---------

Impact on Income Before Income Taxes                    $  1,443  $      70
                                                        ========  =========

With regard to the initial agreement, Investors will pay New Era coinsurance allowances of 1% of the average statutory policy liability for the first 5 years. Thereafter, New Era will pay Investors 2% of the average statutory policy for the following five years. Initially this arrangement was expected to generate a small profit which would be recognized as its realization was assured. However, due to the change in the interest rate environment, the actuarial projections as of December 31, 1996 indicate a projected decline in the persistency of this business which will likely result in a net loss with a present value of $248,729. This projected loss has been recognized as a valuation allowance against the prepaid reinsurance allowance of $626,603 ($377,874, net) which is included in Investment Contract Benefits Recoverable in the accompanying Consolidated Balance Sheet and as an addition to Underwriting, Acquisition and Insurance Expenses in the accompanying Consolidated Statement of Operations.


(6)     NOTE PAYABLE

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable due March 31, 1997, with interest at 8% payable quarterly (IIG
Note). The IIG Note is secured by the stock of IIC. This security interest is subordinate to any senior indebtedness.

As a result of material misrepresentations by the seller, IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled since ownership of the IIG Note has been in dispute. The seller, Corporate Life Insurance Company ("Corporate Life"), allegedly transferred the note to a Delaware insurer, National Heritage Life Insurance Company ("National Heritage"). Subsequently, both companies came under orders of rehabilitation from the insurance departments of their respective states. Now, in their roles as liquidators, both states have claimed ownership of the IIG Note.

To avoid being subject to double liability, IIG filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court in late 1995. On August 27, 1996, a settlement conference was held in Harrisburg, Pennsylvania in order to settle the ownership issue regarding the IIG Note. Although it appeared from that conference that Corporate Life and National Heritage settled their differences regarding the IIG Note, the Company believes there is no agreement.

National Heritage has notified IIG of its intent to foreclose on the IIG Note. IIG has filed an injunction to stay the foreclosure pending its receipt of a written agreement between Corporate Life and National Heritage. As of March 19, 1997, the court has neither granted nor denied the injunction request.
The judge had scheduled a conference for Friday, March 14, 1997 with all parties concerned to discuss Company's injunction request. Based on information supplied by counsel for National Heritage that the ownership of the Note issue may be resolved, this hearing was postponed.

While management believes IIG has valid defenses and counterclaims to any foreclosure action instituted by either Corporate Life and National Heritage, the ultimate outcome of this case cannot be determined at this time.

Ultimately, settlement of this dispute will not result in any additional liability to IIG, but should make it possible to settle IIG's claims against the IIG Note. In the meantime, IIG has continued to recognized interest expense based on the terms of the IIG Note. In recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995 and accrued interest as of December 31, 1996 totals $800,000.


(7)     STOCK OPTIONS AND WARRANTS

IIG has instituted three incentive stock option plans for the benefit of employees or agents of the Company and its subsidiaries ("1982 Plan," "1992 Plan" and "Agents Plan").

Under the 1982 Plan, options for up to 134,818 shares of IIG's common stock are authorized and outstanding. These options may be exercised at a price of $.625 per share. No options were granted under this plan in 1995 or 1996.

The 1992 Plan was approved by the shareholders in June 1992. This plan allows options on up to 500,000 shares of IIG's common stock to be granted to employees of the Company and/or its subsidiaries. During 1992, 340,000 options were granted under this plan of which 112,000 were vested at issue. The remaining 228,000 options vest over a four year period starting January 1, 1993, in amounts totaling 72,000; 72,000; 72,000 and 12,000, respectively.
During 1994 and 1993, respectively, 17,500 and 87,500, additional options were granted under this plan, all of which vested at issue. No options were granted under this plan in 1995 or 1996, however, 45,000 options expired due to employee resignations and will be returned to the pool of options available for grant under this plan.

The Agents Plan was initiated by the IIG's Board of Directors in September 1994 and is subject to renewal annually at the discretion of the Board of Directors. This Plan allows issuance of options for up to 75,000 shares of common stock annually to Investors' most productive agents. However, in 1995, the Board authorized the issuance of options for 97,000 shares. If unexercised, these options expire two years after the date of grant.

Outstanding options to purchase common stock at December 31, 1996 were as follows:
                                                     Average
                Outstanding       Options            Option        Year of
                  Options       Exercisable           Price       Expiration
                -----------     -----------        ----------     ----------
1982 Plan         134,818         134,818          $   0.6250      2000
1992 Plan         400,000         400,000          $   1.6082      2002-04
Agents Plan       152,600         152,600          $   1.3921      1997-98

IIG makes no charges against income for the 1982 and 1992 plans since the exercise price of all options is equal to or greater than the market value of IIG's common stock at the date of each grant. Upon exercise of any of these stock options, the excess of the option price over the par value would be credited to additional paid-in capital.

Since the Company's agents are not employees, under SFAS # 123 which became effective on January 1, 1996, the Company recorded the fair value of the 57,300 options granted in 1996, $13,872, as an expense. If SFAS #123 had been effective in 1995, the fair value of the 96,400 share options granted through December 31, 1995 would have been $41,865 and the pro forma amounts would have been as indicated below (in thousands):

                                     Net Loss    Loss per share
                                     --------    --------------
                As reported            $381          $0.14
                Pro forma               423           0.15

The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: no dividends, volatility of 32% to 82%, risk-free interest rates of 8.5% and expected lives of two years.

In 1989, IIG issued warrants, exercisable at issue, to purchase 1,000,000 shares of its common stock at $2.00 per share. The agreement issuing these warrants contained an adjustment clause whereby the number of shares and the purchase price might require adjustment based on the issuance of common stock and stock options. As of December 31, 1996, the adjusted number of shares and share price were 1,071,558 and $1.8664, respectively. These warrants expire on March 31, 1997.


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

        -Unearned Ceding Commission. The reinsurance ceding commission is treated as a period revenue on a statutory basis, but is deferred and amortized based on the expected gross profit of the related annuity contracts under GAAP.

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

        -Deferred Income Taxes. Under certain conditions, the impact of certain variances from taxable income is recognized as an adjustment to income tax expense for GAAP, but not for statutory accounting purposes; and

        -Premium Revenue. Under GAAP, premiums related to certain interest sensitive products are excluded from revenue.

In addition to these differences, from time-to-time, insurance companies may record transactions in differentperiods for regulatory purposes than under generally accepted accounting principles. The New Era reinsurance agreement (see Note 5) was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

As a result of these differences, the statutory net income (loss) was $118,743 and (1,279,992) in 1996 and 1995, respectively. The impact of these differences on the reported net worth of the Company is summarized below (in thousands):

                                                   1996           1995
                                                ----------      ---------
Investors' statutory capital and surplus        $    5,382      $   5,457
Deferred acquisition costs                          46,760         42,468
Policy liability adjustment                         (4,396)       (89,889)
Unearned ceding commission                         (50,210)       (38,062)
Investment market value adjustment                    (242)         7,757
Goodwill                                             3,389          3,666
Interest maintenance and asset valuation reserves    1,621          1,273
Prepaid ceding allowances                              378              0
Reinsurance payable to New Era                           0         76,307
Non-admitted assets                                    178            209
Other, net                                             141            154
                                                ----------      ---------

IIG's investment in Investors                        3,001          9,340
IIG's note payable                                  (8,000)        (8,000)
Other assets and liabilities of IIG                   (835)            88
                                                ----------      ---------

IIG's GAAP basis shareholders' equity            $  (5,834)      $  1,428
                                                ==========      =========

(8)     STATUTORY CAPITAL AND SURPLUS AND DIVIDEND RESTRICTIONS (continued)

At December 31, 1996, Investors' capital and surplus exceeded the $550,000
minimum required by the    insurance laws of its state of domicile, which is
Delaware. In 1995, the Delaware Insurance Department had expressed concern over Investors' ratio of capital and surplus to policyholder liabilities. The Company stabilized this ratio by increasing the coinsurance percentage for new business to 100%, and later reduced this ratio to the level that Delaware believes is appropriate by consummating a coinsurance arrangement with New Era Life Insurance Company to reinsure a significant block of business (see Note
5).

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' statutory liabilities. Based on the results of these tests, no adjustments to the statutory liabilities have been required.

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted statutory capital. The computation involves applying factors to
various statutory financial data to     address four primary risks: asset
default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted statutory capital to authorized control level risk-based capital is below certain levels. At December 31, 1996, Investors percentage of total adjusted statutory capital is in excess of ratios which would require regulatory action.

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

(9)     REGULATORY ISSUES

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. Investors has not been successful in attracting this capital and, as a result, it suspended writing new business in California on November 15, 1996. During 1996, 30% of Investors' new business was written in California. In order to protect the value of its California agent network, IMG acts as a third-party administrator for RVL. Under this arrangement, IMG will receive override commissions and servicing fees for the business it generates through its agent network.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1996 level based on its current ratio of policy liabilities to statutory capital and surplus. Through December 31, 1996, 23% of Investors' new business was written in Arizona. Investors has been in a continuing dialogue with Arizona. No assurance can be given that Arizona will permit Investors to continue to write new business in Arizona under its current arrangement.

(10)    CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


                           CONDENSED BALANCE SHEETS
                                PARENT COMPANY
                                (in thousands)

                                                     December 31,
                                                -----------------------
ASSETS                                            1996           1995
                                                --------       --------
Cash and cash equivalents                       $    72        $   272
Equity securities, at market                         22             16
Investments in affiliate and
   wholly-owned subsidiary                        3,000          9,430
Other assets                                          3             10
                                                --------       --------

                Total assets                    $ 3,097        $ 9,728
                                                ========       ========




LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

Liabilities:
Note payable                                    $ 8,000        $ 8,000
Accrued expenses                                    931            300
                                                --------       --------

Total liabilities                                 8,931          8,300


Commitments & Contingencies


Shareholders' Equity (Capital Deficit):
Common stock                                      1,420          1,384
Additional paid-in capital                        3,656          3,652
Net unrealized investment gains (losses)           (586)         7,060
Accumulated deficit                             (10,316)       (10,660)
Treasury stock                                       (8)            (8)
                                                --------       --------

Total Shareholders' Equity (Capital Deficit)     (5,834)         1,428
                                                --------       --------
Total Liabilities and Shareholders'
              Equity (Capital Deficit)          $ 3,097        $ 9,728
                                                ========       ========

                      CONDENSED STATEMENTS OF OPERATIONS
                                PARENT COMPANY
                            Year Ended December 31,
                                (in thousands)

                                                         1996     1995
                                                       -------   -------
Revenue:
  Investment income                                   $     2   $     7
  Realized investment gains                               -         382
  Management fees                                         580       995
                                                       -------   -------

                        Total revenue                     582     1,384
                                                       -------   -------
Expenses:
  General and administrative expenses                     787       803
  Forgiveness of Debt from IMG                            176       -
  Interest expense                                        640       640
                                                       -------   -------

                        Total expenses                   1,603    1,443
                                                       -------   -------

Loss before equity in net income (loss)
       of subsidiaries and income taxes                 (1,021)     (59)
Equity in net income (loss) of subsidiaries              1,365     (299)
                                                       -------   -------

Income (loss) before income taxes                          344     (358)
Income tax expense                                         -        -
                                                       -------   -------

Net Income (Loss)                                     $    344  $  (358)
                                                       =======   =======

                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
                            Year Ended December 31,
                                (in thousands)

                                                        1996            1995
                                                      --------       ---------
Cash flows from operating activities:
  Net income (Loss)                                   $   344        $   (358)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
       Equity in net loss (income) of subsidiaries     (1,365)            299
       Realized investment gains                          -              (382)
       Change in other assets and
           other liabilities, net                         780             (48)
                                                      --------       ---------

Net cash used in operating activities                    (241)           (489)
                                                      --------       ---------

Cash flows from investing activities:
  Proceeds from the sale of investments                   -               577
  Purchases of equity securities                          -               (15)
                                                      --------       ---------

Net cash provided by investing activities                 -               562
                                                      --------       ---------

Cash flows from financing activities:
  Common stock  issued                                     41               1
  Treasury shares purchased                               -                (8)
                                                      --------       ---------

Net cash provided by (used in) financing activities        41              (7)
                                                      --------       ---------

Net increase (decrease) in cash and cash equivalents     (200)             66
Cash and cash equivalents, beginning of year              272             206
                                                      --------       ---------

Cash and cash equivalents, end of year                $    72        $    272
                                                      ========       =========


Supplemental disclosures of cash flow information:
    Cash paid during the year for:
                        Interest                          -          $    640
                        Income taxes                      -               -

During 1995, Delaware expressed increased concern over Investors' high ratio of statutory policy liabilities to capital and surplus. In late 1995, IIG decided to reconsider all its options, including the possible sale of Investors and reinsuring a large block of its inforce business. In December 1995, IIG signed a definitive agreement to sell Investors to Standard Management Corporation ("SMC") in exchange for stock of SMC and relief from IIG's $8 million note. However, in the first quarter of 1996, the agreement was terminated and a controversy ensued between IIG and SMC regarding the basis of this termination. In April 1996, IIG agreed to settle all the disputes arising from this agreement and its termination by paying SMC $8,000 in cash and 72,000 restricted shares of IIG stock. The accompanying 1995 financial statements reflect the provision for this settlement.

The Parent's ("IIG's") principal source of funds is the override commission it receives from Investors' new business. Through December 31, 1996, Investors' new annuity business has declined to $63 million from $106 million for the comparable period in 1995. Further, since new business in California will be handled through IMG, IIG will no longer receive any funds from these sales. Together, these changes have intensified IIG's liquidity problem.

A definitive agreement with AAM Capital Partners, L. P. ("AAM") was signed on April 29, 1996 for the sale of up to $7,000,000 of convertible voting preferred stock (70,000 shares). However, since AAM was unable to arrange the necessary financing, the agreement has been canceled.

As a result of IIG's shortage of funds, it was unable to supply the working capital required by IMG for its new TPA line of business. To address this problem, as part of an agreement with Delaware, IIG forgave all its intercompany debt from IMG on December 31, 1996 then contributed all of its IMG stock to Investors on January 1, 1997. Thereafter, Investors advanced the required working capital to IMG.

At the present time, aside from the IIG Note (due March 31, 1997) and the potential related interest (see Note 6) and the potential settlement of the Kling case (see Note 3), IIG has sufficient funds to pay its debts as they become due. IIG is actively looking for alternative sources of financing. However, there can be no assurance that this can be done in a timely or economical manner. At the expected level of cash expenditures, there is substantial doubt IIG will continue to maintain this liquidity without additional capital.


(11)    PREFERRED STOCK

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

(12)    RELATED PARTY TRANSACTIONS

Under a consulting agreement which was terminated in March 1996, Mr. Goebert (one of the Company's directors) received $24,999 and $100,000 in 1996 and 1995. The law firm of Palmarella & Sweeney, P. C., in which Mr. Palmarella (one of the Company's directors) is a principal shareholder, received legal fees of $177,945 and $117,415 in 1996 and 1995, respectively.


(13)    Other Employee Compensation

The Company has adopted a Simplified Employee Pension Plan ("SEP"). Under the terms of its SEP, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). A ten percent (10%) of salary contribution was made for the 1996 and 1995 fiscal years. Contributions under the Plan are not mandatory.

IIG also has a Deferred Compensation Plan which provides for the annual payments of $8,500 into a Trust for the benefit of its president. If IIG becomes insolvent, the Trust is subject to the claims of its general creditors; otherwise, the monies deposited into the Trust cannot revert back to IIG. Upon the president's retirement, disability or death, the balance in the Trust will be paid to him or his beneficiary. As of December 31, 1996 the market value of the Trust assets is $17,858.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure





                None

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons (Compliance with Section 16(a) of the Exchange Act)

Directors

The Board of Directors of the Company currently consists of three directors whose terms expire at the next Annual Meeting. The directors are Messrs. Melvin C. Parker, Donald F.U. Goebert and Jesse H. Riebman. The Board appointed Mr. Riebman to fill the remainder of the term of Mr. Jack L. Howard who resigned from the Board on April 4, 1996. Mr. Ronald W. Hayes and Mr. Ernest D. Palmarella resigned as directors on March 1, 1997 and March 14, 1997, respectively. The Board has not decided when, or if, it will name a new director for the remainder of these terms.

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

  Name                   Position with the Company and
                       Principal Occupation or Employment
                            During Past Five Years               Director Since

Melvin C. Parker (1)(3)
7200 W. Camino Real, suite 203
Boca Raton, FL 33433 Age 53

                        Chairman of the Board of Directors of the Company since March 15, 1996; President, Chief Executive Officer and a Director of the Company since
                        January 1992; Treasurer of the Company since
                        November 1995; President, Chief Executive Officer and a Director of IIC, Inc. and Investors Insurance Corporation since June 1990; President, Treasurer and a Director of Investors Marketing Group, Inc. since June 1994;

                                                                January 3, 1992

Donald F.U. Goebert (1)
400 Willowbrook Lane
West Chester, PA 19382 Age 60

                        Vice President and a Director of the Company from June 1987 to present; Secretary and Treasurer of the Company from June 1987 to June 1992; until 1995, Director of Jupiter Tequesta Bank; Director of Progress Financial Corporation; Chairman of the Board and President of Adage, Inc. for more than the past five years.

                                                                June 11, 1987

Jesse H. Riebman (2)
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006 Age 68

                        Director of the Company since September 25, 1996; AEL Industries, Inc. from October 1959 to February 1996: Treasurer 1963, Vice President 1980;

                                                            September 25, 1996

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


     Name                       Office                  Age        Initial Date
                                                                   of Office
------------------      ------------------------        ---       ------------
Melvin C. Parker        Chairman of the Board            53
                          of Directors                             March 1996
                        President                                 January 1992
                        Treasurer                                 November 1995

Donald F.U. Goebert     Vice President                   60         July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until his/her successor is elected and has qualified or until his/her earlier death, resignation or removal from office.

On March 15, 1996, the board of directors selected Mr. Melvin C. Parker to succeed Mr. Ronald W. Hayes as Chairman of the Board for the Company.

On March 15, 1996, Mr. Ernest D. Palmarella resigned as Vice President of the Company, but continues to serve as general outside counsel. On March 14, 1997, Mr. Palmarella resigned as a director.

The business experience for the previous five (5) years of Melvin C. Parker and Donald F.U. Goebert is set forth above under "Directors".

On February 28, 1997, Susan F. Powell resigned as Vice President and Secretary of the Company but continues to serve as an officer of Investors Insurance Corporation. Ms. Powell had served as Secretary of the Company since November 1995, Vice President of the Company since June 11, 1993 and Assistant Secretary of the Company from June 1992 to November 1995. At various times over the last five years, Ms. Powell has served as Executive Vice President, Senior Vice President and Secretary of Investors Insurance Corporation and IIC, Inc., and Secretary of Investors Marketing Group, Inc., all subsidiaries of the Company.

The employment agreements of both Melvin C. Parker and Susan F. Powell may be canceled with sixty days notice. Mr. Goebert has no employment agreement.


Item 10. Executive Compensation

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 1996, 1995 and 1994 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.


SUMMARY COMPENSATION TABLE

                              Annual Compensation          Long Term (4)
                              ------------------------ ----------------------
Name and
Principle Position      Year   Salary   Bonus   Other  Options/   All Other
                                 ($)     ($)     ($)    SARs(#)  Compensation
                                                                 ($)(2)(3)(5)
------------------      ----  -------  ------  -------  ------   -----------
Melvin C. Parker,
President and CEO       1996  230,038  21,447  6,000(1)   -        25,000
                        1995  208,586  67,056  6,000(1)   -        27,300
                        1994  208,586  64,640  6,000(1)   -        26,600

Susan F. Powell,
Executive Vice          1996  114,400   6,434     -       -        12,083
President of Investors  1995  115,300  20,117     -       -        13,452
Insurance Corporation   1994  114,152  19,692     -       -        13,379

        (1) Represents car allowance.
        (2) Includes contributions to the deferred compensation plan described below.
        (3) Includes contributions made by the Company or its subsidiaries, on behalf of the named officer, to the Investors Insurance Group, Inc. Simplified Employee Pension Plan. Under the Plan, the Company or its subsidiaries may make annual contributions not in excess of the lesser of fifteen (15%) percent of an employee's salary or thirty thousand ($30,000) dollars.
        (4) There are no restricted stock awards or LTIP payments.
        (5) Includes directors fees.

Executive and Other Employee Benefit Plans

                       Incentive Stock Option Plan No. 1

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company in 1982 which provides that (a) options for up to 200,000 shares of common stock may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than fair market value on the date of grant; (c) the term of an option may not exceed ten (10) years and will end no later than three (3) months after termination of employment, death or retirement or one (1) year after date of permanent disability; and (d) such other terms as set forth in the Plan or as may be set by the Company's Board of Directors. The Plan and each option is subject to the provisions of section 422 of the Internal Revenue Code of 1986, as amended. The Plan is applicable only to those options currently outstanding (134,818 shares) and no additional options may be granted under the Plan.


                       Incentive Stock Option Plan No. 2

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company on June 18, 1992 which provides that (a) options for up to 500,000 shares of common stock, par value $.50 per share, may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than the fair market value of the shares on the date on which the option is granted; (c) the term of the option may not exceed ten (10) years and will end no later than three (3) months after an employee's death, retirement or termination from service for any reason other than disability and shall expire no later than one (1) year after an employee's termination from service due to disability; and (d) such other terms set forth in the Plan or as may be approved by the Board of Directors of the Company. The Plan and each option is subject to Section 422 of the Internal Revenue Code of 1986, as amended.

The Plan is applicable only to those options currently outstanding (400,000 shares). There have been no stock options issued to executive officers under Stock Option Plan No. 2, since 1994.


                  Option Exercises and Fiscal Year End Values

The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 1996 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

                     OPTION VALUES AS OF DECEMBER 31, 1996

                                                        Value of Unexercised
                    Number of Unexercised Options      In-the-Money Options(*)
                    -----------------------------  ----------------------------
     Name            Exercisable   Unexercisable   Exercisable    Unexercisable
-----------------     ----------    -----------     ---------      ------------
Melvin C. Parker       325,000           -              -               -
Susan F. Powell         40,000           -              -               -
Ronald W. Hayes         67,409           -              -               -
Donald F.U. Goebert     67,409           -              -               -


        * Value determined from market price at the fiscal year end ($0.125) less exercise price. The actual value, if any, an executive may realize will depend on the stock price on date of exercise of option, so there is no assurance the value stated will be equal to the value realized by the executive.


                       Simplified Employee Pension Plan

On January 1, 1992, the Company's subsidiary, Investors Insurance Corporation, adopted a Simplified Employee Pension Plan. This same plan was subsequently adopted by the Company on June 11, 1993. Under the Plan, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). A ten percent (10%) of salary contribution was made for the 1996 and 1995 fiscal years. Contributions under the Plan are not mandatory.


                          Deferred Compensation Plan

The Company executed a Deferred Compensation Plan with Melvin C. Parker in 1994. The terms of this Plan provide for the annual payment of $8,500 to a Trust Account for the benefit of Mr. Parker. Upon Mr. Parker's retirement, disability or death, such amount which is existing in said Trust Account shall be paid to him or his beneficiary. The Trust Account is maintained pursuant to a Trust Agreement, the sole trustee is Ronald W. Hayes. The Trust Account is subject to the claims of the general creditors of the Company in the event the Company becomes insolvent, but other than for insolvency, the monies deposited into the Trust Account cannot revert back to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management



The following table sets forth information concerning the beneficial security ownership of the Company's common stock by the Directors and Executive Officers, individually and as a group. The table also sets forth the only persons who, to the company's knowledge, are the beneficial owners of more than five (5%) percent of the outstanding voting securities of the company.




                                 Shares Owned
    Name and Address          Beneficially as of               Percent of
  of Beneficial Owner            March 1, 1997                  Class (1)
---------------------           ---------------                 --------

Melvin C. Parker                    399,075 (2)                    12.6%
7200 W. Camino Real
Boca Raton, Florida 33433

Donald F.U. Goebert               2,021,179 (3)                    50.8%
615 Willowbrook Lane
West Chester, PA 19382

Susan F. Powell                      41,000 (4)                     1.4%
3030 Hartley Road
Jacksonville, FL 32257

Jesse H. Riebman                    105,000 (5)                     3.7%
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006

All Directors and Officers
   of the Company                 2,566,254 (2-5)                  59.1%


        (1) These percentages are computed by dividing the number of shares of common stock shown for each person by the sum of (i) the number of shares of common stock outstanding on March 1, 1997, and (ii) the number of shares which that particular person beneficially owns pursuant to stock options and stock warrants.

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

        (3) Mr. Goebert is the direct owner of 195,554 shares and has options to purchase 67,409 shares of the Company's Stock pursuant to Incentive Stock Option Plan 1. In addition, Mr. Goebert has beneficial ownership through Chester County Fund, Inc. of 686,658 shares and a warrant to purchase 1,062,438 shares of the Company's common stock.

        (4) The shares listed as beneficially owned by Ms. Powell include options granted to her to purchase 40,000 shares pursuant to Incentive Stock Option Plan 2.

        (5) The shares listed as beneficially owned by Mr. Riebman include 8,000 shares owned by his wife.

The Securities and Exchange Commission requires filing of public reports by directors, officers and beneficial owners of more than ten (10%) percent of any class of Securities of a company registered pursuant to Section 12 of the Securities Exchange Act. The rules require proxy statement disclosure of those directors, officers and more than ten (10%) percent beneficial owners that fail to file required reports or that fail to timely file such reports. The Company requests confirmations of compliance from each of its directors and officers. While Mr. Hayes has not responded, all the other officers and directors have confirmed compliance The Company is not aware of any failure to file the required documents.


Item 12. Certain Relationships and Related Transactions


Transactions Involving Directors and Officers

During 1996, the Company and its Subsidiaries engaged in various transactions with directors or with organizations with which directors are associated in their principal occupations. As indicated in the Compensation Table, Mr. Goebert received $24,999 of compensation for consulting services. These fees were paid to Mr. Goebert as non-employee compensation under a consulting agreement which terminated in March 1996. Mr. Goebert is a director of Progress Financial Corporation from whom Investors purchased a $500,000 bond and warrants in a 1994 private placement. The bond pays 8.25% interest quarterly and matures in 2004. During 1996, the law firm of Palmarella & Sweeney, P.C. and/or Mirarchi & Palmarella, P.C., in which Mr. Palmarella is a principal shareholder, received fees from the Company and its subsidiaries, in the amount of $177,945, for legal services and related costs and expenses.
All the aforesaid transactions were in the ordinary course of business and at normal or lower than commercial prices and terms.

Item 13.  Exhibits and Reports on Form 8-K



(a)     1.      Financial Statements

                (i)     Report of Independent Certified Public Accountants
                (ii)    Consolidated Balance Sheets
                (iii)   Consolidated Statements of Operations
                (iv)    Consolidated Statements of Shareholders' Equity
                (v)     Consolidated Statements of Cash Flows
                (vi)    Notes to Consolidated Financial Statements

                See Index to Financial Statements on page 20.


        2.      Exhibits

                See the Exhibit Index of this Annual Report on Form 10-KSB at page 61.


(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 1996 or the first quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INVESTORS INSURANCE GROUP, INC.

March 26, 1997                                By:  /s/ Melvin C. Parker
                                              ------------------------------
                                              Melvin C. Parker, President and
                                              Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The duties and responsibilities of the chief financial officer and controller have been distributed among the officers and directors.



By:      /s/ Melvin C. Parker                           March 26, 1997
        -----------------------------------
         Melvin C. Parker, President, Chief
            Executive Officer and Director


By:      /s/ Donald F. U. Goebert                       March 26, 1997
        -----------------------------------
        Donald F. U. Goebert, Director


By:      /s/ Jesse H. Riebman                           March 26, 1997
        -----------------------------------
        Jesse H. Riebman , Director

                        Investors Insurance Group, Inc.
                                 Exhibit Index
Regulation S-K
Exhibit Table
Reference                 Description of Exhibit                    Document



  2      Stock Purchase Agreement, dated December 12, 1995   see 1995 Form 10K
         among Investors Insurance Group, Inc., Investors
         Marketing Group, Inc., Investors Insurance
         Corporation, and Standard Management Corporation.
         (Note: This agreement was terminated; see Form 8K filed on February 8, 1996)

  3      Articles of Incorporation of Registrant             see 1995 Form 10K

  3      Amendment to the Articles of Incorporation of       see 1995 Form 10K
         Registrant to authorize preferred stock

  3      Bylaws of Registrant                                see 1995 Form 10K

  4      Stock Purchase Agreement, dated March 31, 1989,     see 1995 Form 10K
         among Gemco National, Inc., Corporate Life
         Insurance Company and IIC, Inc., relating to the capital stock of IIC, Inc., Investors Insurance
         Corporation and Westchester Reinsurance, Ltd.

  4      Common Stock Purchase Warrant, dated March 31,      see 1995 Form 10K
         1989, to Corporate Life Insurance Company covering 1,000,000 shares of common stock at an exercise price of $2.00 per share, subject to adjustment.

  4      Assignment of Common Stock Purchase Warrant,        see 1995 Form 10K
         dated March 5, 1991, transferring rights under the March 31, 1989 warrant from Corporate Life
         Insurance Company to Chester County Fund, Inc.

  4 Series A Preferred Stock Purchase Agreement, dated see 1995 Form 10K April 26, 1996, between Investors Insurance
         Group, Inc. and listed parties. (Note: This agreement was terminated; see Form 10QSB for September 30, 1996.)

 10      Incentive Stock Option Plan, effective              see 1995 Form 10K
         June 8, 1982.

 10      Incentive Stock Option Plan, effective              see 1995 Form 10K
         June 18, 1992.

 10      1995 Agent Stock Option Plan, effective             see 1995 Form 10K
         January 1, 1995.

 10      Reinsurance Agreement, INVE0001, between            see 1995 Form 10K
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life Insurance
         Company, effective October 1, 1991.

 10      Addendum No. 1, effective January 1, 1993, to       see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 2, effective December 1, 1993, to      see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 3, effective March 1, 1994, to         see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 4, effective April 1, 1994, to         see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life I nsurance Company.

 10      Addendum No. 5, effective August 1, 1994, to        see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 6, effective October 1, 1994, to       see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 7, effective March 27, 1995 to         see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 8, effective May 1, 1995 to            see 1995 Form 10K
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 9, effective January 19, 1996 to               10.01
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Addendum No. 10, effective September 1, 1996 to             10.02
         Reinsurance Agreement INVE0001 between
         Registrant's subsidiary, Investors Insurance
         Corporation and Republic-Vanguard Life
         Insurance Company.

 10      Reinsurance Agreement between the Registrant's      see 1995 Form 10K
         subsidiary, Investors Insurance Corporation and
         New Era Life Insurance Company, effective
         December 31, 1995.

 10      Amendment No. 1 to the Reinsurance Agreement between        10.03
         the Registrant's subsidiary, Investors Insurance
         Corporation and New Era Life Insurance Company, effective December 31, 1996.

 10      Third Party Administration Agreement dated       see From 10QSB dated
         October 18, 1996 between the Registrant's          September 30, 1996
         subsidiary, Investors Marketing Group, Inc.
         and Republic-Vanguard Life Insurance Company.

 10      Management and Service Agreement between            see 1995 Form 10K
         Registrant and Registrant's subsidiary, Investors
         Insurance Corporation, effective January 1, 1993.

 10      Management Agreement between Registrant and         see 1995 Form 10K
         Registrant's subsidiary, Investors Marketing
         Group, Inc., effective June 10, 1994.

 10      Independent Contractor agreement between            see 1995 Form 10K
         Registrant and Donald F.U. Goebert, dated
         July 1, 1994.

 10      Termination of independent contractor agreement     see 1995 Form 10K
         between Registrant and Donald F.U. Goebert, effective March 1, 1996.

 10      Employment agreement between Registrant and         see 1995 Form 10K
         Ronald W. Hayes, Chairman of the Board of
         Directors, effective July 1, 1994.

 10      Termination of employment agreement between         see 1995 Form 10K
         Registrant and Ronald W. Hayes, effective
         March 15, 1996.

 10      Employment agreement between Registrant's           see 1995 Form 10K
         subsidiary, Investors Insurance Corporation, and
         Melvin C. Parker, dated July 1, 1993.

 10 Deferred compensation agreement between Registrant see 1995 Form 10K and Melvin C. Parker, dated December 12, 1994.

 10      Employment agreement between Registrant and         see 1995 Form 10K
         Melvin C. Parker, dated April 19, 1996.

 10      Employment agreement between Registrant's           see 1995 Form 10K
         subsidiary, Investors Insurance Corporation, and
         Susan F. Powell, dated July 1, 1993.

 10      Indemnity agreement between Registrant and          see 1995 Form 10K
         Melvin C. Parker, re: service as an officer of Investors Marketing Group, Inc., dated
         June 10, 1994.

 10      Indemnity agreement between Registrant and          see 1995 Form 10K
         Susan F. Powell, re: service as an officer of Investors Marketing Group, Inc., dated
         June 10, 1994.

 10      Agreement with California to raise additional       see 1995 Form 10K
         capital for Investors Insurance Corporation dated February 20, 1996.

 10      Amendment Agreement with California to raise        see 1995 Form 10K
         additional capital for Investors Insurance
         Corporation.

 11      Statement of Computation of Earnings per Share.     see 1995 Form 10K
         See Consolidated Statement of Operations and
         Note 1 to the Consolidated Financial Statements.

 21      Subsidiaries of Registrant.                         see 1995 Form 10K

 27      Financial Data Schedule                                   27.01













       10.01.01
                                ADDENDUM NO. 9

                                      to

                        REINSURANCE AGREEMENT INVEOOO1

                                    between

                  INVESTORS INSURANCE CORPORATION OF DELAWARE
             with Administrative Offices in Jacksonville, Florida

                                      and

                   REPUBLIC-VANGUARD LIFE INSURANCE COMPANY
                               of Dallas, Texas

Effective January 19, 1996, Schedule IV - Policy Expense Allowances, of the Agreement shall be replaced by the attached Schedule IV.

This Agreement does not alter, amend or modify the Agreement other than as set forth in the Amendment, and it is subject otherwise to all the terms and conditions of die Agreement with all Amendments and supplements thereto.


IN WITNESS WHEREOF, the parties have executed this Addendum in duplicate on the dates and places set forth below:

INVESTORS INSURANCE CORPORATION                  REPUBLIC-VANGUARD LIFE
                                                   INSURANCE COMPANY
Jacksonville, Florida                                Dallas Texas

    March 19, 1996                                   March 15, 1996
   ----------------                                 -----------------
        Date                                               Date


  /s/ Susan F. Powell                                 /s/ John Brill
  -------------------                               -----------------
         By                                                 By


Executive Vice President                          Senior Vice President
------------------------                          ---------------------
        Title                                             Title


   Karen O. Smith                                       Gary Lee
------------------------                          ---------------------
       Witness                                           Witness










       10.01.02

                                  SCHEDULE IV

                           POLICY EXPENSE ALLOWANCES


                                                Allowance 1     Allowance 2
      Issue Date         State                % of Premium  % of End-of-Month
                                                               Account Value
----------------------  ----------------------  -----------  ----------------
Guaranteed Annuity Plan

01/01191 - 12/31/91     All                          14.20%            0.015%

01/01/92 - 03/31/94     All - except for die following:
  01/01/94 - 03/31/94   Guaranteed Annuity with 3%   13.70%            0.015%
                        Guaranteed Rate issued in
                        Arizona, Florida, Indiana
                        and Texas

04/01/94 - 01/13/96     All                          13.00%            0.015%

01/19/96 - later        All                          12.00%            0.015%


Bonus Guaranteed Annuity Plan - with 3% Guaranteed Rate

03/01/94 - 03/31/94     All States where "American    9.20%            0.015%
                        Annuity" is approved

04/01/94 - later        All States where "American   10.00%            0.015%
                        Annuity" is approved


American Annuity Plan

01/01/93 - later        All                          13.00%            0.015%


Bonus American Annuity Plan - with 3% Guaranteed Rate

08/01/94 - 01/18/96     All                          10.00%            0.015%

01/19/96-later          All                           8.00%            0.015%















       10.02.01

                                ADDENDUM NO. 10
                                      to
                        REINSURANCE AGREEMENT INVE0001
                                    between
                  INVESTORS INSURANCE CORPORATION OF DELAWARE
             with Administrative Offices in Jacksonville, Florida
                                      and
                   REPUBLIC-VANGUARD LIFE INSURANCE COMPANY
                               of Dallas, Texas




It is hereby agreed and understood that effective September 1, 1996, the Agreement is amended as follows:


1. Paragraph 1 - Benefits, of Section D - Payments by Reinsurer, shall be replaced in its entirety by the following wording:

       1.      Benefits

               RVL shall pay to INVESTORS RVL's share of the gross reinsured amounts of all benefits paid by INVESTORS with respect to the portions of the policies reinsured hereunder (including but not limited to death benefits, annuity benefit payments, lump sum cash surrenders, nursing home benefits, any accidental death benefits and any waiver of premium benefits), and RVL shall participate in all surrender and annuity option benefits.

               The gross reinsured amounts of benefits paid are defined as the amounts of the benefits paid where the amounts are calculated using the recommendations of the product management committee.

               INVESTORS must have approval of RVL before paying any policy benefits whenever RVL has the majority of the benefit risk, if the policy benefit payment is a departure from normal claims procedures used by INVESTORS.


2. Paragraph 2.(a) - Amounts due Reinsurer or Reinsured, of Section E - Terms of Reinsurance, shall be replaced in its entirety by the following wording:

        (a) Except as otherwise specifically provided herein, all amounts due to be paid to either RVL or INVESTORS shall be determined on a net basis. If such amounts cannot be determined at such date on an exact basis, such payments may be paid on an estimated basis and any final adjustments are to be made with interest at the rate of 6% within 10 days after the end of the month.

This Amendment does not alter, amend or modify the Agreement other than as set forth in the Amendment, and it is subject otherwise to all the terms and conditions of the Agreement with all Amendments and Supplements thereto.



       10.02.02

IN WITNESS WHEREOF, the parties have executed this Addendum in duplicate on the dates and places set forth below:


INVESTORS INSURANCE CORPORATION       REPUBLIC-VANGUARD LIFE INSURANCE COMPANY
     Jacksonville, Florida                           Dallas Texas

       August 27, 1996                             August 27, 1996
       ---------------                             ---------------
             Date                                        Date

       Susan F. Powell                                John Brill
       ---------------                             ---------------
              By                                           By

   Executive Vice President                      Senior Vice President
   ------------------------                      ---------------------
            Title                                         Title

      Samuel P. Glenn                                 James F Allen
      ---------------                                 -------------
          Witness                                        Witness




































       10.03.01

                              AMENDMENT NO. 1 TO
                          AGREEMENT FOR REINSURANCE,
                       ASSUMPTION REINSURANCE AGREEMENT,
                      COINSURANCE REINSURANCE AGREEMENT,
                                      AND
                       ADMINISTRATIVE SERVICES AGREEMENT

                                BY AND BETWEEN

                        INVESTORS INSURANCE CORPORATION
                             Wilmington, Delaware

                                      AND

                      NEW ERA LIFE INSURANCE COMPANY and
                 NEW ERA LIFE INSURANCE COMPANY OF THE MIDWEST

                               December 31, 1996


THIS AMENDMENT NO. 1 TO AGREEMENT FOR REINSURANCE, ASSUMPTION REINSURANCE AGREEMENT, COINSURANCE REINSURANCE AGREEMENT, AND ADMINISTRATIVE SERVICES AGREEMENT (to 'Amendment") is entered into by and among INVESTORS INSURANCE CORPORATION, a Delaware stock life insurance company (the "Company"); NEW ERA LIFE INSURANCE COMPANY, a Texas stock life insurance company ("New Era") and NEW ERA LIFE INSURANCE COMPANY OF THE MIDWEST, an Indiana stock life insurance company ("New Era Midwest"), hereinafter collectively referred to as the "Reinsurer."

WHEREAS, the Company and the Reinsurer entered into a certain Agreement for Reinsurance (the "Agreement") and an Assumption Reinsurance Agreement (the "Assumption Agreement"); and the Company and New Era entered into a Coinsurance Reinsurance Agreement (the "Coinsurance Agreement) and an Administrative Services Agreement; and the Company, New Era and Texas Commerce Bank, N. A., entered into a certain Trust Agreement (the "Trust Agreement"), pursuant to which the Reinsurer agreed, effective as of December 31, 1995, to reinsure certain contractual obligations and risks of the Company under certain individual defined annuity Contracts (as defined in the Agreement) issued by the Company under the Coinsurance Agreement and, ultimately, the Assumption Agreement, and the Company agreed to undertake and perform certain Support Services (as defined the Agreement) on behalf of the Reinsurer in connection with the Contracts; and

WHEREAS, in connection with the reinsurance of the Contracts by the Reinsurer, the Company transferred into a trust account established under the Trust Agreement a Settlement Amount (as defined in the Agreement) in the form of cash and / or certain Designated Securities (as defined in the Agreement); and

WHEREAS, the Company now desires that certain additional contributions made by Contractholders and paid to the Company under the Contracts which were not included in the Agreement and the Coinsurance Agreement (the "Additional Contributions") be transferred and ceded by the Company to New Era under the Coinsurance Agreement, and that the Company transfer to New Era an additional settlement amount under the Coinsurance Agreement as provided in this Amendment in connection with the reinsurance of the Additional Contributions by New Era;


       10.03.02

NOW, THEREFORE, and in consideration of the mutual covenants set forth herein, and in reliance upon the representations, warranties, conditions and covenants contained herein and in the Agreement, and intending to legally bound hereby, the Company and the Reinsurer agree as follows:


                             Article I
                            Definitions

Capitalized terms used and not otherwise defined herein shall have the meanings given in the Agreement, the Assumption Agreement, the Coinsurance Agreement, the Services Agreement and / or the Trust Agreement, as the case may be. Other capitalized terms used herein shall have the meanings given below.

1.1 Additional Contributions. Premium payments and or annuity considerations made by Contractholders and paid to the Company under the Contracts which were not included in the Agreement and the Coinsurance Agreement.

1.2 Additional Contributions Closing. The closing of the transactions contemplated in Article II of this Amendment, including the payment of the Ceding Allowance and the transfer of the Supplemental Settlement Amount by the Company to the Trust Account established by New Era, which shall take place at the offices of New Era, 200 west Lake Park Boulevard, P. O. Box 4844, Houston, Texas 77210-4844, unless the parties agree to close by facsimile transmission and / or wire transfer.

1.3 Additional Contributions Closing Date. The date upon which the Additional Contributions Closing shall take place, which shall be at 10:00 AM., Central time, on the later of December 31. 1996 or the last day of the month during which to Delaware Insurance Department and, if necessary, the California Insurance Department, gives approval to the Company for the coinsurance of the Additional Contributions by New Era.

1.4 Additional Contributions Coinsurance Effective Date. The date upon which the coinsurance of the Additional Contributions by New Era under the terms of the Coinsurance Agreement shall be effective, which shall be 11:59 PM., Central time, on December 31,1996.

1.5 Ceding Allowance: Additional Ceding Allowance. The Ceding Allowance is the allowance that shall be paid by New Era to the Company in connection with the coinsurance of the Additional Contributions by New Era, which shall be an amount equal to (a) 4.75% of the Statutory Reserves and Liabilities required to be maintained by the Company for the Additional Contributions as of the close of business on the Additional Contributions Coinsurance Effective Date, less (b) Three Hundred Three Thousand Dollars ($303,000.00), plus interest thereon at the rate of eight percent (8.0%) per annum from September 30, 1996 to the Additional Contributions Closing Date. The Ceding Allowance shall be credited to the Company as a reduction in the Supplemental Settlement Amount that would otherwise be payable by the Company to New Era at the Additional Contributions Closing pursuant to Section 2.2 of this Amendment. In addition to the Ceding Allowance payable at the Additional Contributions Closing, New Era shall pay the Company an Additional Ceding Allowance for contributions made under the Contract after the Additional Contributions Closing Date at the rate of twelve and one half percent (12.5%) of collected premium, inclusive of Producer Payments. New Era's liability for payment of the Additional Ceding Allowance shall terminate upon the Transition Date.
       10.03.03

1.6 Supplemental Settlement Amount: Post-Closing Adjustment The amount of the payment to be made by the Company to New Bra under the Coinsurance Agreement at the Additional Contributions Closing which shall be in to form of a transfer to New Era of cash in an amount equal to: (a) (i) the estimated Statutory Reserves and Liabilities required to be maintained by the Company in connection with the Additional Contributions as of the close of business on the Additional Contributions Coinsurance Effective Date, less (ii) the Ceding Allowance, plus (b) interest on (a) at the rate of eight percent (8.0%) per annum from to Additional Contributions Coinsurance Effective Date to the Additional Contributions Closing Date, unless both such dates coincide. The final Statutory Reserves and Liabilities will be determined by the Company on or before 30 days following the Additional Contributions Closing Date, and the difference between the estimated amount and the final amount will be paid by the Company to New Era, or refunded by New Era to the Company, as the case may be, plus (b) interest on the difference at the rate of eight percent (8.0%) per annum from the Additional Contributions Closing Date to the date of payment, which shall be within five (5) days of the date such final Statutory Reserves and Liabilities have been determined by the Company.



                                  Article II
                                  Amendments



2.1 Amendments to Agreements. Subject to the terms and conditions of this Amendment, on the Additional Contributions Closing Date, and effective upon the Additional Contributions Effective Date, the Company and the Reinsurer hereby agree to amend the Agreement the Coinsurance Agreement, the Assumption Agreement and the Services Agreement, to include the Additional Contributions as part of the Contracts reinsured by the Reinsurer, subject to each and every one of the terms and provisions of the Agreement, the Coinsurance Agreement, die Assumption Agreement, and the Services Agreement, except to the extent otherwise set fort herein.

2.2 Closing: Transfer of Supplemental Settlement Amount, On the Additional Contributions Closing Date, the Company agrees to transfer the Supplemental Settlement Amount to New Era by wire transfer of Federal funds to the Trust Account established by New Era New Era shall provide the Company with wire transfer instructions and bank routing numbers for the payment of the Supplemental Settlement Amount at least twenty-four (24) hours prior to the Closing Date.

2.3 Limitation of Provisions. The following provisions of the Agreement, the Coinsurance Agreement, the Assumption Agreement and the Services Agreement shall be limited by the terms and conditions of this Amendment, as follows:

       (a) Reinsurance Allowance. The Statutory Reserves and Liabilities established by the Reinsurer under the Reinsurance Agreements with respect to the Additional Contributions shall not be utilized in the calculation of the Reinsurance Allowance under
               Section 1.20 of the Agreement.

       (b) Service Fees No additional Services Fees shall be due from New Era to the Company under Section 2.3 of the Services Agreement for providing Interim Services by the Company in connection with the Additional Contributions.
       10.03.04

2.4 Renewal of Representation and Warranties of the Company The Company hereby restates and reaffirms the accuracy of the representations and warranties of to Company set forth in Article m of the Agreement and extends the applicability thereof to the Additional Contributions and the Supplemental Settlement Amount payable by to Company to New Era at the Additional Contributions Closing.

2.5 Renewal of Representations and Warranties of the Reinsurer. The Reinsurer hereby restates and reaffirms the accuracy of the representations and warranties of the Reinsurer set forth in Article IV of the Agreement.

2.6 All Other Provisions Applicable. The parties agree tat except to the extent modified or amended in this Amendment, each of the covenants and agreements of the parties to the Agreement, the Coinsurance Agreement, to Assumption Agreement and the Services Agreement, and each of the several terms, provisions and conditions thereof, shall apply to the reinsurance of the Additional Contributions pursuant to this Amendment, as though the Additional Contributions were included in the several agreements referenced herein at the time such agreements were entered into among the parties hereto.


                                  Artide III
                                 Miscellaneous

3.1 Assignment. This Amendment shall not be assigned by any of the parties hereto without the prior written approval of the other patties.

3.2 Waivers and Amendments. Any term or condition of this Amendment may be waived at any time by the party that is entitled to the benefit thereof. Such waiver must be in writing and must be executed by an executive officer of such party. A waiver on one occasion will not be deemed to be a waiver of the same or any other terms or condition on a future occasion. This Amendment may be modified or amended only by a writing duly executed by an executive officer of the Company and the Reinsurer, respectively.

3.3 No Third party Beneficiaries. The terms and provisions of this Amendment are intended solely for the benefit of the Company and the Reinsurer and their permitted successors and assigns, and it is not the intention of the patties to confer rights as a third-party beneficiary to this Amendment upon any other person.

3.4 Governing Law This Amendment will be governed by and construed in accordance with the laws of the State of Texas, without regard to its conflicts of law doctrine.

3.5 Counterparts. This Amendment may be executed simultaneously in any number of counterparts, each of which will be deemed an original, but all of which shall constitute one and the same instrument.

3.6 Headings. The headings in this Amendment have been inserted for convenience and do not constitute matter to be construed or interpreted in connection with this Amendment.

3.7 Severability. If any provision of this Amendment is held to be illegal, invalid or unenforceable under any present or future law or if determined by a court of competent jurisdiction to be unenforceable, and if the rights or obligations of the Company or the Reinsurer under this Amendment

       10.03.05

and the Agreement will not be materially and adversely affected thereby, such provision shall be fully severable, and this Amendment will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised apart of this Amendment, and the remaining provisions of this Amendment and the Agreement shall remain in full force and effect and will not be affected by to illegal, invalid or unenforceable provision or by its severance herefrom.



IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the date first written above.


INVESTORS INSURANCE CORPORATION

/s/ Melvin C. Parker
-------------------------------
By: Melvin C. Parker
Title: President


NEW ERA LIFE INSURANCE COMPANY

/s/ Bill S. Chen, FSA, Ph.D.
-------------------------------
By: Bill S. Chen, FSA, Ph.D..
Title: President & CEO


NEW ERA LIFE INSURANCE COMPANY OF THE MIDWEST

/s/ Bill S. Chen, FSA, Ph.D.
-------------------------------
By: Bill S. Chen, FSA, Ph.D..
Title: President & CEO