Form 10QSB
period 1997-03-31
INVESTORS INSURANCE GROUP INC
filed 1997-05-15
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1997

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

As of May 7, 1997, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - March 31, 1997
                and December 31, 1996                                      3

        Item 1: Consolidated Statements of Operations - three months
                ended March 31, 1997 and 1996                              5

        Item 1: Consolidated Statements of Cash Flows - three months
                ended March 31, 1997 and 1996                              6

        Item 1: Notes to Consolidated Financial Statements                 8

        Item 2: Management's Discussion and Analysis                      12



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         15

        Item 2: Changes in Securities                                     16

        Item 3: Default Upon Senior Securities                            16

        Item 4: Submission of Matters to a Vote of Security Holders       16

        Item 5: Other Information                                         16

        Item 6: Exhibits and Reports on Form 8-K                          16



 SIGNATURES                                                               17

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)



        ASSETS                                       1997            1996
                                                   --------        --------
                                                  (unaudited)
Investments:
Fixed maturities held to maturity, at
   amortized cost (market $8,570 in 1997
   and $8,731 in 1996)                            $   8,199        $ 8,200
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $56,689 in 1997 and $57,309 in 1996)       54,947         57,075
   Equity securities, at market (cost $11 in
     1996 and 1996)                                      22             22
   Short-term investments                               265            305
   Mortgage loans on real estate                        354            365
   Policy loans                                         526            522
                                                    -------        -------

                      Total                          64,313         66,489

Cash and cash equivalents                             6,498          6,801
Investment in common stock of affiliate,
  at market (cost $992 in 1997 and 1996)                661            638
Accrued investment income                               534            451
Deferred acquisition costs                           44,813         46,760
Investment contract benefits recoverable            431,721        483,378
Reinsurance benefits recoverable                      5,025          4,740
Reinsurance benefits receivable                       1,287            -
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,366 in 1997 and $1,291 in 1996)               3,320          3,389
Income tax recoverable                                   48            765
Other assets                                            385            303
                                                    -------        -------

                      Total Assets                $ 558,605      $ 613,714
                                                    =======        =======









See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      March 31, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)





    LIABILITIES AND SHAREHOLDERS' EQUITY             1997            1996
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 497,181       $ 547,184
   Life insurance reserves                           10,054           9,666
   Accident & health claim reserves                      30              29
 Unearned ceding commission (including
   deferred gross profits of $8,640 in
   1997 and $9,154 in 1996)                          47,566          50,210
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                                90           1,173
 Accrued expenses                                     1,059             875
 Other liabilities                                    1,812           2,411
                                                    -------         -------

                          Total Liabilities         565,792         619,548
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,482 in
     1997 and 2,840,082 in 1996; outstanding
     2,836,482 in 1997 and 2,836,082 in 1996          1,420           1,420
   Additional paid-in capital                         3,656           3,656
   Net unrealized investment gains (losses)          (2,126)           (586)
   Accumulated deficit                              (10,129)        (10,316)
   Treasury stock, at cost (4,000 shares in
     1997 and 1996)                                      (8)             (8)
                                                    -------         -------

                                                     (7,187)         (5,834)
                                                    -------         -------

     Total Liabilities and Shareholders' Equity   $ 558,605       $ 613,714
                                                    =======         =======








See accompanying notes to consolidated financial statements

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED March 31, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Net investment income                            $  1,230         $ 2,221
  Realized investment gains (losses)                     (2)          3,879
  Premium and policy fees                               380             345
  Commission and other income                         1,076             264
                                                    -------         -------

       Total revenue                                  2,684           6,709
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 213             248
  Interest on investment contracts                      831           1,800
  Underwriting, acquisition and insurance expenses    1,257           3,512
  Other expenses                                        230             231
                                                    -------         -------

       Total benefits and expenses                    2,531           5,791
                                                    -------         -------

Income before income tax expense (benefit)              153             918
Income tax expense (benefit)                            (33)              5
                                                    -------         -------

Net income                                         $    186         $   913
                                                    =======         =======

Net Income per share of common stock               $   0.07         $  0.32
                                                    =======         =======

Weighted average number of shares outstanding     2,836,282       2,818,935
                                                  =========       =========
















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               FOR THE NINE MONTHS ENDED March 31, 1997 AND 1996
                             (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
Cash flows from operating activities:
 Net income                                       $     186       $     913
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                     (64)            (91)
  Realized investment loss (gains)                        2          (3,879)
  Amortization of costs in excess of net assets
    of businesses acquired                               70              83
  Amortization of deferred acquisition costs            599           2,505
  Amortization of unearned ceding commissions        (1,111)           (105)
  Deferral of unearned ceding commission                751           6,289
  Deferral of acquisition costs                        (992)         (1,749)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                         42,334         (88,626)
     Increase in insurance reserves and
        interest on investment contracts            (41,365)          7,835
     Increase in other assets, net                      264              63
     Decrease in other liabilities, net              (2,781)         (2,520)
                                                    -------         -------
              Net cash used in
                  operating activities               (2,107)        (79,282)
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                        11              19
   Policy loans, net                                     (4)              5
  Investments sold:
   Fixed maturities, available for sale               2,017          86,544
  Investments in:
   Fixed maturities, available for sale              (1,333)         (6,243)
   Short-term investments, net                           40              36
                                                    -------         -------

   Net cash provided by investing activities            731          80,361
                                                    -------         -------











See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
             FOR THE NINE MONTHS ENDED September 30, 1996 AND 1995
                             (Dollars in thousands)



                                                     1996            1995
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  10,788       $  17,735
  Investment contract withdrawals                   (19,038)        (15,247)
  Reinsurance contract deposits                      (7,036)        (17,463)
  Withdrawals recovered from reinsurance             16,359          11,139
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                           1,073          (3,836)
                                                    -------         -------

 Net increase (decrease) in cash
     and cash equivalents                              (303)         (2,757)
 Cash and cash equivalents, beginning of year         6,801          11,372
                                                    -------         -------

 Cash and cash equivalents, end of year            $  6,498        $  8,615
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               -
              Income taxes                         $   (750)            -






















see accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
            Notes to consolidated Financial Statements (unaudited)


1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, primarily Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), as of March 31, 1997, and the results of operations for the three month period ended March 31, 1997 and 1996, and the cash flows for the three month period ended March 31, 1997 and 1996.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Regulatory Issues

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business at, or above, its 1996 level. Through March 31, 1997, 41% of Investors' new business was written in Arizona. Investors has been in a continuing dialogue with Arizona. No assurance can be given that Arizona will permit Investors to continue to write new business in Arizona under its current arrangement.


4. Reinsurance

Under the provisions of the reinsurance agreement with New Era Life Insurance Company ("NEL"), NEL began to assume sole liability for the policies that were ceded to it earlier. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, its related assets (Investment contract benefits recoverable and Deferred acquisition costs) and its Unearned ceding commissions from its balance sheet and recognizes the related profit portion of the Unearned ceding commission as Commission income and other income. During the three months ended March 31, 1997, NEL assumed sole liability for investment contract liabilities of $48,983,003. This assumption reduced both the Company's liability for Investment contracts and its receivable for Reinsurance benefits recoverable by $48,983,003. Further, it reduced its Deferred acquisition costs and Unearned ceding commissions by $1,766,767 and $2,167,060 respectively and recognized Commission and other income of $400,293. If this transaction had not occurred this quarter, the Company would have reported a loss of $214,000 or $0.7 per share.

The NEL agreement significantly reduced Investors ratio of statutory liabilities to statutory capital and surplus. In recognition of its' improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60%.

5. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the three month period ended March 31, 1997, 34,700 share options expired.

In 1989, IIG issued warrants to purchase 1,000,000 shares of its common stock at $2.00 per share. These warrants have not been exercised and expired under their terms on March 31, 1997.


6. Note Payable

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As a result of material misrepresentations by the seller, Corporate Life Insurance Company ("Corporate Life"), IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled since, until recently, ownership of the IIG Note has been in dispute. The ultimate settlement of the claims against the IIG Note will not result in any additional liability for IIG and IIG has continued to recognize interest expense through March 31, 1997 based on the terms of the IIG Note. However, in recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995. Payment of the IIG Note principal was due on March 31, 1997 and is currently in default.

In April 1997, the liquidator for Corporate Life agreed to assign its interest in the IIG Note to the estate of National Heritage Life Insurance Company ("National Heritage"). Since the IIG Note was due March 31, 1997, the estate of National Heritage has threatened foreclosure. However, IIG management believes it has valid defenses and counterclaims to block any foreclosure attempt. The ultimate outcome of this case cannot be determined at this time.


7. Condensed Financial Information of the Parent Company

The Parent company's principal source of funds is the override commission it receives from Investors' new business. Through March 31, 1997, Investors' new annuity business has declined to $11 million from $18 million for the comparable period in 1996. This change is primarily the result of Investors agreement not to write new business in California. At the present time, aside from the IIG Note (which was due March 31, 1997) and potential related interest, the Parent company has sufficient funds to pay its debts as they become due. However, at the expected level of cash expenditures, there can be no assurance the Parent company will continue to maintain this liquidity without additional capital. The Parent company's current financial results are summarized below:

                    CONDENSED BALANCE SHEETS PARENT COMPANY
                             As of March 31, 1997
                                (in thousands)
        ASSETS

        Cash and cash equivalents                               $   37
        Equity securities, at market                                22
        Investments in affiliate and wholly-owned subsidiary     1,861
        Other assets                                                13
                                                                ------

                Total assets                                    $1,933
                                                                ======




        LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)

        Liabilities:
                Note payable                                    $ 8,000
                Accrued interest on  note payable                   960
                Due to affiliates                                    30
                Other liabilities                                   130
                                                                 ------

                        Total liabilities                         9,120
                                                                 ------

        Shareholders' Equity (Capital Deficit):
                Common stock                                      1,420
                Additional paid-in capital                        3,656
                Net unrealized investment gains (losses)         (2,126)
                Accumulated deficit                             (10,129)
                Treasury stock                                       (8)
                                                                 ------

                   Total Shareholders' Equity (Capital Deficit)  (7,187)
                                                                 ------

 Total Liabilities and Shareholders' Equity (Capital Deficit)   $ 1,933
                                                                 ======

                      CONDENSED STATEMENTS OF OPERATIONS
                                PARENT COMPANY
               For the year to Date Period Ending March 31, 1997
                                (in thousands)


        Revenue                                                    $  106
                                                                   ------
        Expenses:
                General and administrative expenses                   151
                Interest expense                                      160
                                                                   ------

                        Total expenses                                311
                                                                   ------

        Loss before equity in net income
          of subsidiaries and income taxes                           (205)
        Equity in net income of subsidiaries                          391
                                                                   ------

        Loss before income taxes                                      186
        Income tax expense                                            -
                                                                   ------

        Net Income                                                 $  186
                                                                   ======



                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
               For the year to Date Period Ending March 31, 1997
                                (in thousands)

        Cash flows from operating activities:
                Net income                                         $  186
                Adjustments to reconcile net income to net
                  cash used in operating activities:
                        Equity in net income of subsidiaries         (391)
                        Change in accrued interest                    160
                        Change in other assets and
                          other liabilities, net                      (10)
                                                                   -------

        Net cash used in operating activities                         (35)
        Cash and cash equivalents, beginning of year                   72
                                                                   -------

        Cash and cash equivalents as of March 31, 1997              $   37
                                                                   =======

Item 2: Management Discussion and Analysis

General



The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and should be read in conjunction with that report and the Notes to the March 31, 1997 financial statements presented under Item 1.


Results of Operations

As described in the Company's prior financial statements, Investors closed a large reinsurance agreement with New Era Life Insurance Company ("NEL") in 1996. This transaction substantially accounts for the changes in the composition of the Company's Consolidated Statements of Operations. Specifically, the 1996 Realized investment gains (losses) is substantially due to the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this 1996 gain, the amortization of deferred acquisition costs increased by approximately $2,254,000 and this increase substantially accounts for the change in Underwriting, acquisition and insurance expenses between 1997 and 1996. Since the assets related to the reinsurance agreement were transferred to NEL on March 1, 1996, both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1996.

In 1997, NEL began to assume sole liability for the policies that were ceded to it in 1996. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, its related assets (Investment contract benefits recoverable and Deferred acquisition costs) and Unearned ceding commissions from its balance sheet and recognizes the related profit portion of the Unearned ceding commission as Commission income and other income. During the three months ended March 31, 1997, NEL assumed sole liability for investment contract liabilities of $48,983,003. This assumption reduced both the Company's liability for Investment contracts and its receivable for Reinsurance benefits recoverable by $48,983,003. Further, it reduced its Deferred acquisition costs and Unearned ceding commissions by $1,766,767 and $2,167,060 respectively and recognized Commission and other income of $400,293. If this transaction had not occurred this quarter, the Company would have reported a loss of $214,000 or $0.7 per share.

The NEL agreement significantly reduced Investors ratio of statutory liabilities to statutory capital and surplus. In recognition of its' improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60%.

In addition to the reinsurance transaction, the value of the Company's investments changed significantly due to changes in the market interest rates. The excess of cost over the carrying value of investments carried at market increased from $577,000 at December 31, 1996 to $2,061,000 at March 31, 1997.

This change caused increases in Deferred acquisitions costs and Unearned ceding commissions of $935,000 and $992,000, respectively, and a decrease of $1,540,000 in the Net unrealized investment gains and (losses) component of the capital deficit.

As more fully described in the Company's 1996 Form 10KSB, the calculation of income tax expense results in a deferred tax asset that is fully reserved.
As a result, the income tax expense reflected in the Company's financial statements is its estimate of the amount it expects to pay or recover for the current period.


Liquidity and Capital Resources

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As a result of material misrepresentations by the seller, Corporate Life Insurance Company ("Corporate Life"), IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled since, until recently, ownership of the IIG Note has been in dispute. The ultimate settlement of the claims against the IIG Note will not result in any additional liability for IIG and IIG has continued to recognize interest expense through March 31, 1997 based on the terms of the IIG Note. However, in recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995. Payment of the IIG Note principle was due on March 31, 1997 and is currently in default.

In April 1997, the liquidator for Corporate Life agreed to assign its interest in the IIG Note to the estate of National Heritage Life Insurance Company ("National Heritage"). Since the IIG Note was due March 31, 1997, the estate of National Heritage has threatened foreclosure. However, IIG management believes it has valid defenses and counterclaims to block any foreclosure attempt. The ultimate outcome of this case cannot be determined at this time.

The Parent company's principal source of funds is the override commission it receives from Investors' new business. Through March 31, 1997, Investors' new annuity business has declined to $11 million from $18 million for the comparable period in 1996. This change is primarily the result of Investors' agreement not to write new business in California. Further, since new business in California is handled through IMG, the Parent company no longer receive any funds from these sales. Together, these changes have intensified the Parent company's liquidity problem. At the present time, aside from the IIG Note and potential related interest discussed above, the Parent company has sufficient funds to pay its debts as they become due. However, at the expected level of cash expenditures, there can be no assurance the Parent company will continue to maintain this liquidity.

While there can be no assurance that it will be successful, the Company is continuing its search for additional capital.

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

                      PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The dispute between the Pennsylvania Department of Insurance ("Pennsylvania"), as statutory liquidator of Corporate Life Insurance Company, and the Delaware Department of Insurance ("Delaware"), as rehabilitator and liquidator of National Heritage Life Insurance Company as to the ownership of the Secured Subordinated Debenture ("IIG Note") issued in 1989 by Gemco National, Inc. to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding Shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. appears to have been settled. To avoid being subject to double liability, the Company had filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct. 1995). On May 7, 1997, the Interpleader action was dismissed without prejudice. As a result of the apparent settlement between Delaware and Pennsylvania, Judge Pellegrino of the Pennsylvania Commonwealth Court claimed lack of jurisdiction and neither granted nor denied the Company's injunction request.

In connection with the above action, on March 14, 1996 the Delaware filed a Petition for Declaratory Judgment, Specific Performance and Injunctive Relief against Investors Insurance Group, Inc. in the case entitled, In The Matter of the Liquidation of National Heritage Life Insurance Company, (CA. No. 13530. DE Ct, Chancery 1996). Delaware has requested the Court to enter a declaratory Judgment that it is the owner of the IIG Note and as such, is entitled to receipt of interest payments being held in escrow, and is entitled to have the IIG Note registered in its name. The action also requests the Court to declare that the Company does not have any claims to offset the principal amount of the IIG Note and further seeks indemnification from the Company. While the Petition is still pending, no date has been set for a hearing and there has been no activity on this matter since July 1996.

On or about September 20,1996, the State of Delaware Department of Insurance gave notice to Company of its default under the IIG Note and threatened to foreclose on the stock of Investors Insurance Corporation. Following the apparent settlement of the IIG Note ownership issue, Delaware, as rehabilitator and liquidator of National Heritage Life Insurance Company, has attempted to assert the rights of ownership over IIC, Inc. via the Pledge Agreement issued as part of the original purchase of IIC, Inc. IIG has blocked all of these ownership attempts. On May 12, 1997, Delaware filed for an injunction with the Delaware Court of Chancery to have its representative recognized as the sole director of IIC, Inc. At a hearing on May 13, 1997 on Delaware's injunction request, Chancellor Allen refused to grant Delaware's request, but did order that Delaware would have authorization to review the books and records of the insurance company, would be apprised of all prospective purchasers and would be given five days notice of any sale. The Company believes it has valid defenses which it will continue to assert against any attempt by Delaware to obtain ownership of IIC, Inc and its subsidiaries.

Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        See discussion under Item 1 above


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

                Addendum No. 11, effective January 1, 1997 to Reinsurance
                  Agreement INVE0001 between Registrant's subsidiary, Investors Insurance Corporation and Republic Vanguard Life Insurance Company.

                Addendum No. 1, to the Third Party Administration Agreement
                  between Registrant's subsidiary, Investors Marketing Group, Inc. and Republic Vanguard Life Insurance Company.

        b). Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Investors Insurance Group,
                                               Inc.
                                                       (Registrant)
Date: May 15, 1997                             /s/ Melvin C.  Parker
                                               ______________________________
                                               Melvin C. Parker
                                               President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer