Form 10QSB
period 1997-06-30
INVESTORS INSURANCE GROUP INC
filed 1997-08-08
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 1997

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

As of August 1, 1997, 2,836,482 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - June 30, 1997
                and December 31, 1996                                      3

        Item 1: Consolidated Statements of Operations - six months
                ended June 30, 1997 and 1996                               5

        Item 1: Consolidated Statements of Operations - three months
                ended June 30, 1997 and 1996                               6

        Item 1: Consolidated Statements of Cash Flows - year to date
                periods ended June 30, 1997 and 1996                       7

        Item 1: Notes to Consolidated Financial Statements                 9

        Item 2: Management's Discussion and Analysis                      14



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         18

        Item 2: Changes in Securities                                     19

        Item 3: Default Upon Senior Securities                            19

        Item 4: Submission of Matters to a Vote of Security Holders       19

        Item 5: Other Information                                         19

        Item 6: Exhibits and Reports on Form 8-K                          19



 SIGNATURES                                                               20

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)



        ASSETS                                       1997            1996
                                                   --------        --------
                                                  (unaudited)
Investments:
Fixed maturities held to maturity, at
   amortized cost (market $8,610 in 1997
   and $8,731 in 1996)                            $   8,199        $ 8,200
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $56,674 in 1997 and $57,309 in 1996)       56,239         57,075
   Equity securities, at market (cost $11 in 1996)      -               22
   Short-term investments                               265            305
   Mortgage loans on real estate                        343            365
   Policy loans                                         526            522
                                                    -------        -------

                      Total                          65,609         66,489

Cash and cash equivalents                             6,658          6,801
Investment in common stock of affiliate,
  at market (cost $850 in 1997 and $992 in 1996)        472            638
Accrued investment income                               534            451
Deferred acquisition costs                           42,936         46,760
Reinsurance benefits receivable                       1,726            -
Investment contract benefits recoverable            428,496        483,378
Reinsurance benefits recoverable                      5,118          4,740
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,435 in 1997 and $1,291 in 1996)               3,351          3,389
Income tax recoverable                                   63            765
Other assets                                            318            303
                                                    -------        -------

                      Total Assets                $ 555,415      $ 613,714
                                                    =======        =======










See accompanying notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                     June 30, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)





    LIABILITIES AND SHAREHOLDERS' EQUITY             1997            1996
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 494,943       $ 547,184
   Life insurance reserves                           10,135           9,666
   Accident & health claim reserves                      31              29
 Unearned ceding commission (including
   deferred gross profits of $8,190 in
   1997 and $9,154 in 1996)                          45,400          50,210
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                                47           1,173
 Accrued expenses                                     1,046             875
 Other liabilities                                    1,318           2,411
                                                    -------         -------

                          Total Liabilities         560,920         619,548
                                                    -------         -------

Commitments & Contingencies

 Shareholders' Equity:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,482 in
     1997 and 2,840,082 in 1996; outstanding
     2,836,482 in 1997 and 2,836,082 in 1996          1,420           1,420
   Additional paid-in capital                         3,656           3,656
   Net unrealized investment gains (losses)            (675)           (586)
   Accumulated deficit                               (9,898)        (10,316)
   Treasury stock, at cost (4,000 shares in
     1997 and 1996)                                      (8)             (8)
                                                    -------         -------

                                                     (5,505)         (5,834)
                                                    -------         -------

     Total Liabilities and Shareholders' Equity   $ 555,415       $ 613,714
                                                    =======         =======








See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) FOR THE SIX MONTHS ENDED June 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Net investment income                            $  2,453         $ 3,651
  Realized investment gains (losses)                     11           4,029
  Premium and policy fees                               627             669
  Commission and other income                         1,690             614
                                                    -------         -------

       Total revenue                                  4,781           6,963
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 304             308
  Interest on investment contracts                    1,597           2,731
  Underwriting, acquisition and insurance expenses    2,211           4,733
  Other expenses                                        300             460
                                                    -------         -------

       Total benefits and expenses                    4,412           8,232
                                                    -------         -------

Income before income tax expense (benefit)              369             731
Income tax expense (benefit)                            (48)           (259)
                                                    -------         -------

Net income                                         $    417         $   990
                                                    =======         =======

Net Income per share of common stock               $   0.15         $  0.35
                                                    =======         =======

Weighted average number of shares outstanding     2,836,368       2,848,258
                                                  =========       =========
















See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
              FOR THE THREE MONTHS ENDED June 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Net investment income                            $  1,223         $ 2,430
  Realized investment gains (losses)                     13             150
  Premium and policy fees                               247             324
  Commission and other income                           614             350
                                                    -------         -------

       Total revenue                                  2,079           2,254
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                  91              60
  Interest on investment contracts                      766             931
  Underwriting, acquisition and insurance expenses      954           1,221
  Other expenses                                         70             230
                                                    -------         -------

       Total benefits and expenses                    1,881           2,442
                                                    -------         -------

Income before income tax expense (benefit)              216             188
Income tax expense (benefit)                            (15)           (264)
                                                    -------         -------

Net income                                         $    231         $    76
                                                    =======         =======

Net Income per share of common stock               $   0.08         $  0.03
                                                    =======         =======

Weighted average number of shares outstanding     2,836,482       2,867,022
                                                  =========       =========















See accompanying notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) FOR THE YEAR TO DATE PERIODS ENDED June 30, 1997 AND 1996
                             (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
Cash flows from operating activities:
 Net income                                       $     418       $     990
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                    (121)           (167)
  Realized investment loss (gains)                       (9)         (4,007)
  Amortization of costs in excess of net assets
    of businesses acquired                              140             154
  Amortization of deferred acquisition costs            769           2,645
  Amortization of unearned ceding commissions          (975)           (271)
  Ceding commission recognized upon assumption         (400)            -
  Deferral of unearned ceding commission              1,301           8,339
  Deferral of acquisition costs                      (1,687)         (3,552)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                        (13,730)        (95,470)
     Increase in insurance reserves and
        interest on investment contracts             15,427          16,087
     Increase in other assets, net                      284          (1,850)
     Decrease in other liabilities, net              (3,773)         (5,323)
                                                    -------         -------
              Net cash used in
                  operating activities               (2,356)        (82,425)
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                        22             177
   Policy loans, net                                    (41)             15
  Investments sold:
   Fixed maturities, available for sale               2,088          88,588
   Equity Securities, available for sale                 22             328
   Short-term investments, net                           40              32
  Investments in:
   Fixed maturities, available for sale              (1,333)         (6,828)
                                                    -------         -------

   Net cash provided by investing activities            798          82,312
                                                    -------         -------









See accompanying notes to consolidated financial statements.

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
          FOR THE YEAR TO DATE PERIODS ENDED June 30, 1997 AND 1996
                            (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  18,529       $  35,705
  Investment contract withdrawals                   (36,743)        (29,101)
  Reinsurance contract deposits                     (12,101)        (35,166)
  Withdrawals recovered from reinsurance             31,730          22,929
  Common stock issued                                   -                37
                                                    -------         -------

   Net cash provided by (used in)
       financing activities                           1,415          (5,546)
                                                    -------         -------

 Net increase (decrease) in cash
     and cash equivalents                              (143)         (5,659)
 Cash and cash equivalents, beginning of year         6,801          11,372
                                                    -------         -------

 Cash and cash equivalents, end of year            $  6,658        $  5,713
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               -
              Income taxes                         $   (750)       $  1,000























see accompanying notes to consolidated financial statements.

            Investors Insurance Group, Inc. and Subsidiaries
               Notes to consolidated Financial Statements
                               (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, IIC, Inc., Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), as of June 30, 1997, and the results of operations for the six and three month periods ended June 30, 1997 and 1996, and the cash flows for the year to date periods ended June 30, 1997 and 1996.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Regulatory Issues

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business. Through June 30, 1997, 41% of Investors' new business was written in Arizona. As a result of its on-going discussion with Arizona, the Investors has agreed to amended its quota share reinsurance contract with Republic Vanguard Life Insurance Company ("RVL") to cede all its current and future Arizona business to RVL. Under the terms of this amendment, which is to be effective August 1, 1997, Investors will transfer approximately $8.5 million of statutory reserves. The impact of this transaction on Investors' statutory capital and surplus and on the Company's GAAP basis financial statements has not been determined at this time.

As part of its agreement with Arizona, Investors has further agreed to reinsure either (a) all its current and prospective business on a quota share basis or (b) all its Arizona business on a full assumption basis upon the earliest of the following events:

               1. Investors' statutory capital and surplus falls
                  below $4.5 million, or

               2. Investors' Risk Based Capital falls to less
                  than 225% of its Authorized Control Level, or

               3. Investors' ratio of policyholder liabilities
                  to statutory capital and surplus exceeds 16:1, or

               4. Investors' statutory capital and surplus is
                  less than $10 million on December 15, 1997.

To meet these conditions, the Company is currently seeking a buyer for Investors.

4. Reinsurance

Under the provisions of the reinsurance agreement with New Era Life Insurance Company ("NEL"), NEL began to assume sole liability for the policies that were ceded to it earlier. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, its related assets (Investment contract benefits recoverable and Deferred acquisition costs) and its Unearned ceding commissions from its balance sheet and recognizes the related profit portion of the Unearned ceding commission as Commission income and other income. During the three months ended March 31, 1997, NEL assumed sole liability for investment contract liabilities of $48,983,003. This assumption reduced both the Company's liability for Investment contracts and its receivable for Reinsurance benefits recoverable by $48,983,003. Further, it reduced its Deferred acquisition costs and Unearned ceding commissions by $1,766,767 and $2,167,060 respectively and recognized Commission and other income of $400,293. The impact of this transaction was to increase 1997 income by $400,293. NEL has not assumed any additional business since March 31, 1997.

The NEL agreement significantly reduced Investors ratio of statutory liabilities to statutory capital and surplus. In recognition of its improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60% (see prospective changes discussed in Note 3 above).


5. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the six month period ended June 30, 1997, 56,900 share options expired. There are currently 96,100 share options outstanding under the Agent's Stock Option Plan.

In 1989, IIG issued warrants to purchase 1,000,000 shares of its common stock at $2.00 per share. These warrants have not been exercised and expired under their terms on March 31, 1997.


6. Note Payable

In connection with its acquisition of IIC Inc., which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As a result of material misrepresentations by the seller, IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled. Until recently, ownership of the IIG Note has been in dispute. Since the ownership issues were resolved, negotiations have been deferred while creditor solicits valuation advice from outside sources. The ultimate settlement of the claims against the IIG Note will not result in any additional liability for IIG and, based on the terms of the IIG Note,

IIG has recognized interest expense through March 31, 1997. However, in recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995.

Payment of the IIG Note principal was due on March 31, 1997 and is currently in default. The creditor has filed a lawsuit seeking foreclosure (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19) and the Company has filed a Motion to Dismiss this action. The Company's management believes it has valid defenses and counter claims to block any foreclosure attempt, however, the ultimate outcome of this case cannot be determined at this time.


7. Condensed Financial Information of the Parent Company

As presented in the Parent company's financial statements below, the Parent has depleted its liquid assets. Further, as discussed in the 1996 Form 10KSB, it is unable to obtain additional funds from its subsidiaries. While the Company is continuing to try to arrange financing for its on-going expenses, there can be no assurance it will be able to do so.

                    CONDENSED BALANCE SHEETS PARENT COMPANY
                             As of June 30, 1997
                                (in thousands)
        ASSETS

        Cash and cash equivalents                               $  -
        Equity securities, at market                                22
        Investments in affiliate and wholly-owned subsidiary     3,597
        Other assets                                                19
                                                                ------

                Total assets                                    $3,616
                                                                ======




        LIABILITIES AND CAPITAL DEFICIT

        Liabilities:
                Note payable                                    $ 8,000
                Accrued interest on  note payable                   960
                Due to affiliates                                    90
                Other liabilities                                    70
                                                                 ------

                        Total liabilities                         9,120
                                                                 ------

        Capital Deficit:
                Common stock                                      1,420
                Additional paid-in capital                        3,656
                Net unrealized investment losses                   (675)
                Accumulated deficit                              (9,898)
                Treasury stock                                       (8)
                                                                 ------

                   Total Capital Deficit                         (5,505)
                                                                 ------

             Total Liabilities and Capital Deficit              $ 3,615
                                                                 ======

                      CONDENSED STATEMENTS OF OPERATIONS
                                PARENT COMPANY
               For the Year to Date Period Ending June 30, 1997
                                (in thousands)


        Revenue                                                    $  198
                                                                   ------
        Expenses:
                General and administrative expenses                   283
                Interest expense                                      119
                                                                   ------

                        Total expenses                                402
                                                                   ------

        Loss before equity in net income
          of subsidiaries and income taxes                           (204)
        Equity in net income of subsidiaries                          621
                                                                   ------

        Loss before income taxes                                      417
        Income tax expense                                            -
                                                                   ------

        Net Income                                                 $  417
                                                                   ======



                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
               For the Year to Date Period Ending June 30, 1997
                                (in thousands)

        Cash flows from operating activities:
                Net income                                         $  417
                Adjustments to reconcile net income to net
                  cash used in operating activities:
                        Equity in net income of subsidiaries         (621)
                        Change in accrued interest                    (11)
                        Change in other assets and
                          other liabilities, net                      121
                                                                   -------

        Net cash used in operating activities                         (94)
        Cash from the sales of equity securities                       22
                                                                   -------

        Net decrease in cash and cash equivalents                     (72)
        Cash and cash equivalents, beginning of year                   72
                                                                   -------

        Cash and cash equivalents as of June 30, 1997              $   -
                                                                   =======

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and should be read in conjunction with that report and the Notes to the June 30, 1997 financial statements presented under Item 1.


Results of Operations

Management believes the current year decline in written premium to $17 million from $32 million in 1996 is a reflection of the current low interest rate environment and the marketing difficulty resulting from the issues surrounding the IIG Note (see Note 6 to the financial statements). Despite these marketing problems, the Company's operating results were positive. This was primarily due to an increase in reinsurance ceding commission income and a reduction in operating expenses.

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

The amortization of ceding commission included in Commission and other income increased to approximately $975,000 in 1997 from $270,000 in 1996. This accelerated amortization results from a significant increase in the withdrawal and surrender rates during 1997.

The reduction in Underwriting, acquisition and insurance expenses is primarily the result of the 1996 reinsurance transaction with New Era Life Insurance Company ("NEL") discussed below. In addition, management has attempted to reduce its current operating expenses and defer certain promotional expenses until the issues surrounding the IIG Note are resolved. Further, based on the change in prospective market interest rates, the valuation allowance for the recoverability of the NEL reinsurance allowances has been reduced by approximately $100,000.

The IIG Note was due on March 31, 1997. Since the IIG Note does not provide for interest after maturity, no further interest has been recognized. The reduction in Other expenses reflects this change.

The 1996 NEL reinsurance agreement significantly reduced Investors' ratio of statutory liabilities to statutory capital and surplus. In recognition of its improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60%. As a result of the lower ceding rate and the lower volume of new business, Investors now receives more from its reinsurer for reimbursement of benefits than it pays on new premium.
The new asset line Reinsurance benefits receivable accompanies the reduction in the liability Amounts due to reinsurer.

The Arizona Department of Insurance ("Arizona") has raised questions about Investors' continuing ability to write new business. Through June 30, 1997, 41% of Investors' new business was written in Arizona. As a result of its on-going discussion with Arizona, the Investors has agreed to amended its quota share reinsurance contract with RVL to cede all its current and future Arizona business to RVL. Under the terms of this amendment, which is to be effective August 1, 1997, Investors will transfer statutory reserves of approximately $8.5 million. The impact of this transaction on Investors' statutory capital and surplus and on the Company's GAAP basis financial statements has not been determined at this time.

As part of its agreement with Arizona, Investors has further agreed to reinsure either (a) all its current and prospective business on a quota share basis or (b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

               1. Investors' statutory capital and surplus falls
                  below $4.5 million, or

               2. Investors' Risk Based Capital falls to less
                  than 225% of its Authorized Control Level, or

               3. Investors' ratio of policyholder liabilities
                  to statutory capital and surplus exceeds 16:1, or

               4. Investors' statutory capital and surplus is
                  less than $10 million on December 15, 1997.

To meet these conditions, the Company is currently seeking a buyer for Investors.

As described in the Company's prior financial statements, Investors closed a large reinsurance agreement with NEL in 1996. This transaction substantially accounts for the changes in the composition of the Company's Consolidated Statements of Operations. Specifically, the 1996 Realized investment gains (losses) is substantially due to the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this 1996 gain, the amortization of deferred acquisition costs increased by approximately $2,254,000 and this increase substantially accounts for the change in Underwriting, acquisition and insurance expenses between 1997 and 1996. Since the assets related to the reinsurance agreement were transferred to NEL on March 1, 1996, both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1996.

As more fully described in the Company's 1996 Form 10KSB, the calculation of income tax expense results in a deferred tax asset that is fully reserved. As a result, the income tax expense reflected in the Company's financial statements is its estimate of the amount it expects to pay or recover for the current period.


Liquidity and Capital Resources

In connection with its acquisition of IIC Inc., which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As a result of material misrepresentations by the seller, IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled. Until recently, ownership of the IIG Note has been in dispute. Since the ownership issues were resolved, negotiations have been deferred while creditor solicits valuation advice from outside sources. The ultimate settlement of the claims against the IIG Note will not result in any additional liability for IIG and, based on the terms of the IIG Note, IIG has recognized interest expense through March 31, 1997. However, in recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995.

Payment of the IIG Note principal was due on March 31, 1997 and is currently in default. The creditor has filed a lawsuit seeking foreclosure (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19) and the Company has filed a Motion to Dismiss this action. The Company's management believes it has valid defenses and counter claims to block any foreclosure attempt, however, the ultimate outcome of this case cannot be determined at this time.

The Parent has depleted its liquid assets and, as discussed in the 1996 Form 10QSB, it is unable to obtain additional funds from its subsidiaries. While it is attempting to arrange financing for its on-going expenses, there can be no assurance it be able to do so.


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

                       PART II: OTHER INFORMATION

Item 1: Legal Proceedings

There existed a dispute between the Pennsylvania Department of Insurance, as statutory liquidator of Corporate Life Insurance Company ("Pennsylvania"), and the Delaware Department of Insurance, as rehabilitator and liquidator of National Heritage Life Insurance Company ("Delaware") as to the ownership of the Secured Subordinated Debenture ("IIG Note") issued in 1989 by Gemco National, Inc. to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct. 1995). On or about November 1, 1996, Company filed for an injunction restraining Delaware from foreclosing on the stock of Investors Insurance Corporation. In April 1997, Pennsylvania ceded its interest in the IIG Note to Delaware for an undisclosed amount of consideration. The Pennsylvania Commonwealth Court then dismissed the action without prejudice.

In connection with the above action, on March 14, 1996 the Delaware filed a Petition for Declaratory Judgment, Specific Performance and Injunctive Relief against the Company in the case entitled, In The Matter of the Liquidation of National Heritage Life Insurance Company, (CA. No. 13530. DE Ct, Chancery 1996). Delaware requested the Court to enter a Declaratory Judgment that it (Delaware) is the owner of the IIG Note and, as such, is entitled to receipt of interest payments being held in escrow, and is entitled to have the IIG Note registered in its (Delaware's) name. The action also requested the Court to declare that the Company does not have any claims to offset the principal amount of the IIG Note and further seeks indemnification from the Company. In June of 1997, the Court dismissed the petition for lack of jurisdiction.

In June 1997, Delaware filed a Civil Action against the Company seeking foreclosure (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D.Fla 97-773-CV-ORI-19). The Company has filed a Motion to Dismiss this action.

The Company's management believes it has valid defenses and counter claims to block any foreclosure attempt, however, the ultimate outcome of this case cannot be determined at this time.

Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        See discussion under Item 1 above


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

                None

        b). Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Investors Insurance Group, Inc.
                                                       (Registrant)
Date: August 18, 1997                         /s/ Melvin C.  Parker
                                              ______________________________
                                              Melvin C. Parker
                                              President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer