Form 10QSB
period 1997-09-30
INVESTORS INSURANCE GROUP INC
filed 1997-12-04
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549


                                  Form 10-QSB




        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 1997

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

                                (561) 391-5043
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [ ]  No [X]

As of November 1, 1997, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB

                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - September 30, 1997
                and December 31, 1996                                      3

        Item 1: Consolidated Statements of Operations - Nine months
                ended September 30, 1997 and 1996                          5

        Item 1: Consolidated Statements of Operations - three months
                ended September 30, 1997 and 1996                          6

        Item 1: Consolidated Statements of Cash Flows - year to date
                periods ended September 30, 1997 and 1996                  7

        Item 1: Notes to Consolidated Financial Statements                 9

        Item 2: Management's Discussion and Analysis                      14



 Part II.        OTHER INFORMATION

        Item 1: Legal Proceedings                                         19

        Item 2: Changes in Securities                                     20

        Item 3: Default Upon Senior Securities                            20

        Item 4: Submission of Matters to a Vote of Security Holders       20

        Item 5: Other Information                                         20

        Item 6: Exhibits and Reports on Form 8-K                          20



 SIGNATURES                                                               21

                         PART I: FINANCIAL INFORMATION
Item 1: Financial Statements



               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                            (Dollars in thousands)



        ASSETS                                       1997            1996
                                                   --------        --------
                                                  (unaudited)
Investments:
 Fixed maturities held to maturity, at
   amortized cost (market $8,889 in 1997
   and $8,731 in 1996)                            $   8,198        $ 8,200
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $48,222 in 1997 and $57,309 in 1996)       48,350         57,075
   Equity securities, at market (cost $11 in 1996)      -               22
 Short-term investments                                 265            305
 Mortgage loans on real estate                          298            365
 Policy loans                                           558            522
                                                    -------        -------

                      Total                          57,669         66,489

Cash and cash equivalents                             5,926          6,801
Investment in common stock of affiliate,
  at market (cost $992 in 1997 and 1996)              1,321            638
Accrued investment income                               477            451
Deferred acquisition costs                           39,333         46,760
Reinsurance benefits receivable                       2,199            -
Investment contract benefits recoverable            400,634        483,378
Reinsurance benefits recoverable                      5,489          4,740
Cost in excess of net assets of business
  acquired (less accumulated amortization
  of $1,504 in 1997 and $1,291 in 1996)               3,181          3,389
Income tax recoverable                                  165            765
Other assets                                            275            303
                                                    -------        -------

                      Total Assets                $ 516,669      $ 613,714
                                                    =======        =======











See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                   September 30, 1997 and December 31, 1996
                            (Dollars in thousands)





    LIABILITIES AND CAPITAL DEFICIT                  1997            1996
                                                   --------        --------
                                                  (unaudited)
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 456,288       $ 547,184
   Life insurance reserves                           10,405           9,666
   Accident & health claim reserves                      30              29
 Unearned ceding commission (including
   deferred gross profits of $7,814 in
   1997 and $9,154 in 1996)                          42,404          50,210
 Note payable                                         8,000           8,000
 Amounts due to coinsurer                                47           1,173
 Accrued expenses                                     1,044             875
 Other liabilities                                    2,091           2,411
                                                    -------         -------

                          Total Liabilities         520,309         619,548
                                                    -------         -------

Commitments & Contingencies

 Capital Deficit:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued          -               -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,582 in
     1997 and 2,840,082 in 1996; outstanding
     2,836,582 in 1997 and 2,836,082 in 1996          1,420           1,420
   Additional paid-in capital                         3,656           3,656
   Net unrealized investment gains (losses)             465            (586)
   Accumulated deficit                               (9,173)        (10,316)
   Treasury stock, at cost (4,000 shares in
     1997 and 1996)                                      (8)             (8)
                                                    -------         -------

                                                     (3,640)         (5,834)
                                                    -------         -------

     Total Liabilities and Capital Deficit        $ 516,669       $ 613,714
                                                    =======         =======








See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
             For the Nine Months Ended September 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Net investment income                            $  3,683         $ 5,073
  Realized investment gains                             524           4,017
  Premium and policy fees                               853             906
  Commission and other income                         2,424           1,466
                                                    -------         -------

       Total revenue                                  7,484          11,462
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 289             360
  Interest on investment contracts                    2,319           4,090
  Underwriting, acquisition and insurance expenses    3,519           5,897
  Other expenses                                        373             693
                                                    -------         -------

       Total benefits and expenses                    6,500          11,040
                                                    -------         -------

Income before income tax benefit                        984             422
Income tax benefit                                     (159)           (270)
                                                    -------         -------

Net income                                         $  1,143         $   692
                                                    =======         =======

Net Income per share of common stock               $   0.40         $  0.24
                                                    =======         =======

Weighted average number of shares outstanding     2,836,412       2,836,548
                                                  =========       =========
















See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
            For the Three Months Ended September 30, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Net investment income                            $  1,230         $ 1,422
  Realized investment gains (losses)                    513             (12)
  Premium and policy fees                               226             237
  Commission and other income                           734             852
                                                    -------         -------

       Total revenue                                  2,703           2,499
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 (15)             52
  Interest on investment contracts                      722           1,359
  Underwriting, acquisition and insurance expenses    1,310           1,164
  Other expenses                                         71             232
                                                    -------         -------

       Total benefits and expenses                    2,088           2,807
                                                    -------         -------

Income (loss) before income tax benefit                 615            (308)
Income tax benefit                                     (110)            (11)
                                                    -------         -------

Net income                                         $    725         $  (297)
                                                    =======         =======

Net Income per share of common stock               $   0.26         $ (0.10)
                                                    =======         =======

Weighted average number of shares outstanding     2,836,482       2,836,082
                                                  =========       =========















See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
        For the Year to Date Periods Ended September 30, 1997 AND 1996
                            (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
Cash flows from operating activities:
 Net income                                       $   1,143       $     692
 Adjustments to reconcile net income
   to net cash used in operating activities:
  Net accretion of fixed maturities                    (178)           (240)
  Realized investment gains                            (524)         (3,995)
  Amortization of costs in excess of net assets
    of business acquired                                212             224
  Amortization of deferred acquisition costs          1,352           2,819
  Amortization of unearned ceding commissions        (1,449)           (933)
  Ceding commission recognized upon assumption         (595)            -
  Deferral of unearned ceding commission              2,260           9,887
  Deferral of acquisition costs                      (1,932)         (4,906)
  Change in assets and liabilities:
     Decrease (increase) in investment contract
        benefits recoverable                          8,940        (102,151)
     Increase (decrease) in insurance reserves and
        interest on investment contracts             (7,573)         24,105
     Increase in other assets, net                     (152)         (2,117)
     Decrease in other liabilities, net              (3,470)         (4,353)
                                                    -------         -------
              Net cash used in
                  operating activities               (1,966)        (80,968)
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Mortgage loans                                        67             189
   Policy loans, net                                    (36)             29
  Investments sold:
   Fixed maturities, available for sale              11,111          88,656
   Equity securities, available for sale                 22             328
   Short-term investments, net                           40              31
  Investments in:
   Fixed maturities, available for sale              (1,333)         (6,828)
                                                    -------         -------

   Net cash provided by investing activities          9,871          82,405
                                                    -------         -------











See accompanying notes to consolidated financial statements.

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
        For the Year to Date Periods Ended September 30, 1997 AND 1996
                            (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  21,737       $  49,771
  Investment contract withdrawals                   (55,337)        (43,545)
  Reinsurance contract deposits                     (23,145)        (48,900)
  Withdrawals recovered from reinsurance             47,966          35,265
  Common stock issued                                   -                41
                                                    -------         -------

   Net cash used in financing activities             (8,779)         (7,368)
                                                    -------         -------

 Net decrease in cash and cash equivalents             (874)         (5,931)
 Cash and cash equivalents, beginning of year         6,801          11,372
                                                    -------         -------

 Cash and cash equivalents, end
    of year to date period                         $  5,927        $  5,441
                                                    =======         =======


Supplemental disclosure of cash flow information:

           Cash paid during the year for:
              Interest                                  -               -
              Income taxes                         $   (750)       $  1,000
























See accompanying notes to consolidated financial statements.

               Investors Insurance Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("Company") and its subsidiaries, IIC, Inc., Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), as of September 30, 1997, and the results of operations for the nine and three month periods ended September 30, 1997 and 1996, and the cash flows for the year to date periods ended September 30, 1997 and 1996.



2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Regulatory Issues

As a result of its on-going discussion with the Arizona Insurance Department ("Arizona"), Investors amended its quota share reinsurance contract with Republic Vanguard Life Insurance Company ("RVL") to cede all its current and future Arizona business to RVL on a 100% quota share basis. Under the terms of this amendment, which was effective August 1, 1997, Investors transferred statutory reserves of approximately $8.5 million. The impact of this transaction was to increase Investors' statutory capital and surplus by approximately $254,000 and to increase the Company's GAAP basis income by approximately $214,000 ("Realized investment gains", approximately $513,000, result from the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $299,000 and this increase is reflected in "Underwriting, acquisition and insurance expenses"). This transaction also increased "Investment contract benefits recoverable" approximately $9,700,000 and "Unearned ceding commissions" approximately $701,000.

As part of its agreement with Arizona, Investors further agreed to reinsure either (a) all its current and prospective business on a 100% quota share basis or (b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

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

Through September 30, 1997, 40% of Investors' new business was written in Arizona. To meet the conditions imposed by this agreement, the Company is currently seeking a buyer for Investors. However, the actions of the creditor of the IIG Note (see Note 6) have made it very difficult for the Company to dispose of Investors.



4. Reinsurance

Under the provisions of the reinsurance agreement with New Era Life Insurance Company ("NEL"), NEL began to assume sole liability for the policies that were ceded to it in 1996. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, its related assets ("Investment contract benefits recoverable" and "Deferred acquisition costs") and its "Unearned ceding commissions" from its balance sheet and recognizes the related profit portion of the "Unearned ceding commission" as "Commission and other income". During the three months ended March 31, 1997 and September 30, 1997, NEL assumed sole liability for investment contract liabilities of approximately $48,983,000 and $29,797,000, respectively. This assumption reduced both the Company's liability for Investment contracts and its receivable for "Reinsurance benefits recoverable" by $48,983,000 on March 31, 1997 and an additional $29,861,000 on September 30, 1997. Further, it reduced the Company's "Deferred acquisition costs" and "Unearned ceding commissions" by $1,766,767 and $2,167,060, respectively, and increased its "Commission and other income" by $400,293 as of March 31, 1997 and an additional $885,000, $1,080,000 and $195,000, respectively, as of September 30, 1997.

The 1996 NEL reinsurance agreement significantly reduced Investors' ratio of statutory liabilities to statutory capital and surplus. In recognition of its improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60% (however, see discussion in Note 3 on Arizona reinsurance).



5. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the nine month period ended September 30, 1997, 74,400 share options expired. There are currently 78,600 share options outstanding under the Agent's Stock Option Plan.

In 1989, IIG issued warrants to purchase 1,000,000 shares of its common stock at $2.00 per share. These warrants were not exercised and expired under their terms on March 31, 1997.



6. Note Payable

In connection with its acquisition of IIC Inc., which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As a result of material misrepresentations by the seller, IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these issues have not been settled. Until the spring of 1997, ownership of the IIG Note had been in dispute. The ownership issues have been resolved and negotiations are on-going while the creditor requests offers for its interest in the IIG Note and "collateral". The ultimate settlement of the claims against the IIG Note will not result in any additional liability for IIG and, based on the terms of the IIG Note, IIG has recognized interest expense through March 31, 1997. However, in recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995.

Payment of the IIG Note principal was due on March 31, 1997 and is currently in default. The creditor has filed a lawsuit seeking a judgment on the IIG Note (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19) and the Company is vigorously defending this action and is asserting counterclaims against the creditor. Delaware has filed motions to dismiss many of the Company's defenses and counterclaims for various jurisdictional reasons. Management believes the defenses are properly before the court and the motions will be
denied.   However, the ultimate outcome of this case cannot be determined at this time.



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

                    CONDENSED BALANCE SHEETS PARENT COMPANY
                             As of September 30, 1997
                                (in thousands)
        ASSETS

        Cash and cash equivalents                                $  -
        Investments in affiliates and wholly-owned subsidiary     5,553
        Other assets                                                 66
                                                                 ------

                Total assets                                     $5,619
                                                                 ======




        LIABILITIES AND CAPITAL DEFICIT

        Liabilities:
                Note payable                                    $ 8,000
                Accrued interest on note payable                    960
                Due to affiliates                                   180
                Other liabilities                                   119
                                                                 ------

                        Total liabilities                         9,259
                                                                 ------

        Capital Deficit:
                Common stock                                      1,420
                Additional paid-in capital                        3,656
                Net unrealized investment losses                    465
                Accumulated deficit                              (9,173)
                Treasury stock                                       (8)
                                                                 ------

                   Total Capital Deficit                         (3,640)
                                                                 ------

             Total Liabilities and Capital Deficit              $ 5,619
                                                                 ======

                      CONDENSED STATEMENTS OF OPERATIONS
                                PARENT COMPANY
               For the Year to Date Period Ending September 30, 1997
                                (in thousands)


        Revenue                                                    $  235
                                                                   ------
        Expenses:
                General and administrative expenses                   408
                Interest expense                                      160
                                                                   ------

                        Total expenses                                568
                                                                   ------

        Loss before equity in net income
          of subsidiaries and income taxes                           (333)
        Equity in net income of subsidiaries                        1,411
                                                                   ------

        Loss before income taxes                                    1,078
        Income tax benefit                                            (65)
                                                                   ------

        Net Income                                                 $1,143
                                                                   ======



                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
               For the Year to Date Period Ending September 30, 1997
                                (in thousands)

        Cash flows from operating activities:
                Net income                                         $1,143
                Adjustments to reconcile net income to net
                  cash used in operating activities:
                        Equity in net income of subsidiaries       (1,411)
                        Realized investment gains                     (11)
                        Change in other assets and
                          other liabilities, net                      185
                                                                   -------

        Net cash used in operating activities                         (94)
        Cash from the sales of equity securities                       22
                                                                   -------

        Net decrease in cash and cash equivalents                     (72)
        Cash and cash equivalents, beginning of year                   72
                                                                   -------

        Cash and cash equivalents as of September 30, 1997         $   -
                                                                   =======

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and should be read in conjunction with that report and the Notes to the September 30, 1997 financial statements presented under Item 1.


Results of Operations

The table below presents the annuity premium written in 1997 and 1996 (in thousands):

                  Calendar     1997        1996
                  Quarter

                     1st    $ 10,958    $ 18,325
                     2nd       7,778      19,138
                     3rd       3,220      14,169
                            --------    --------

                   Total    $ 21,965      51,632
                     4th    ========      15,087
                                        --------

                   Total                $ 66,719
                                        ========

Management believes the decline in written premium is a reflection of the current low interest rate environment and the marketing difficulties resulting from the issues surrounding its agreement with the Arizona Insurance Department ("Arizona") (see Note 3 to the financial statements and discussion below) and the IIG Note (see Note 6 to the financial statements and discussion below under "Liquidity and Capital Resources"). Despite these marketing problems, the Company's operating results continue to be positive both for the quarter and the year-to-date period. These positive results were primarily due to an increase in reinsurance ceding commission income and realized investment gains. The major transactions effecting the financial statements impact several different line items. These transactions will be discussed below together with their impacts; thereafter, the remaining significant changes in the financial statements are discussed by line item.

As a result of its on-going discussion with Arizona, Investors amended its quota share reinsurance contract with Republic Vanguard Life Insurance Company ("RVL") to cede all its current and future Arizona business to RVL on a quota share basis. Under the terms of this amendment, which was effective August 1, 1997, Investors transferred statutory reserves of approximately $8.5 million. The impact of this transaction was to increase Investors' statutory capital and surplus by approximately $254,000 and to increase the Company's GAAP basis income by approximately $214,000 (the "Realized investment gains", approximately $513,000, result from the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $299,000 and this increase is reflected in "Underwriting, acquisition and insurance expenses"). This transaction also increased "Investment contract benefits recoverable" approximately $9,700,000 and "Unearned ceding commissions" approximately $701,000.

As part of its agreement with Arizona, Investors further agreed to reinsure either (a) all its current and prospective business on a quota share basis or
(b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

      1. Investors' statutory capital and surplus falls below $4.5 million, or
      2. Investors' Risk Based Capital falls to less than 225% of its Authorized Control Level, or
      3. Investors' ratio of policyholder liabilities to statutory capital and surplus exceeds 16:1, or
      4. Investors' statutory capital and surplus is less than $10 million on December 15, 1997.

Through September 30, 1997, 40% of Investors' new business was written in Arizona. To meet the conditions imposed by this agreement, the Company is currently seeking a buyer for Investors. However, the actions of the creditor of the IIG Note (see Note 6) have made it very difficult for the Company to dispose of Investors.

As described in the Company's prior year financial statements, Investors closed a large reinsurance agreement with New Era Life Insurance Company ("NEL") in 1996. This transaction substantially accounts for many of the changes in the Company's Consolidated Statements of Operations. Specifically, the 1996 "Realized investment gains" is substantially due to the disposal of the investments supporting the ceded policies. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $2,254,000 and this increase substantially accounts for the year to date change in "Underwriting, acquisition and insurance expenses" between 1997 and 1996. Since the assets related to the reinsurance agreement were transferred to NEL on March 1, 1996, both the related income ("Net investment income") and expense ("Interest on investment contracts") have declined from the levels reflected in 1996.

In 1997, NEL began to assume sole liability for the policies that were ceded to it in 1996. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, its related assets ("Investment contract benefits recoverable" and "Deferred acquisition costs") and "Unearned ceding commissions" from its balance sheet and recognizes the related profit portion of the "Unearned ceding commission" as "Commission and other income". During the three months ended March 31, 1997 and September 30, 1997, NEL assumed sole liability for investment contract liabilities of approximately $48,983,000 and $29,797,000, respectively. This assumption reduced both the Company's liability for Investment contracts and its receivable for "Reinsurance benefits recoverable" by $48,983,000 on March 31, 1997 and an additional $29,861,000 on September 30, 1997. Further, it reduced the Company's "Deferred acquisition costs" and "Unearned ceding commissions" by $1,766,767 and $2,167,060 and increased its "Commission and other income" by $400,293 as of March 31, 1997 and an additional $885,000, $1,080,000 and
$195,000, respectively, as of September 30, 1997.

In addition to the effects of the major transactions discussed above, the 1997 year-to-date balance of "Commission and other income" increased approximately $150,000 as a result of the new third-party administration revenues from the Company's new venture in California. These revenues are spread fairly evenly among the quarters. "Commission and other income" further increased approximately $135,000 as a result of an acceleration in the amortization of deferred ceding commissions. This acceleration reflects the combined impact of higher levels of current and expected surrender rates.

The year-to-date reduction in "Underwriting, acquisition and insurance expenses" is primarily the result of the high level of 1996 expenses related to the NEL reinsurance transaction (see discussion above). Management has attempted to reduce its current operating expenses and defer certain promotional expenses until the issues surrounding the IIG Note are resolved. As a result, the current operating expenses have generally been lower, except for three items:

        1. A third quarter expense of approximately $90,000 related to the Arizona reinsurance agreement discussed above,

        2. An acceleration in the amortization of deferred acquisitions costs reflecting the combined impact of higher levels of current and expected surrender rates, and

        3. The change in the valuation allowance related to the recoverability of the pre-paid NEL reinsurance allowances (decrease of approximately $100,000 in the first quarter of 1997; increase of $25,000 in the third quarter of 1997). This change reflects changes in the Company's assumptions about prospective interest rates.

The IIG Note was due on March 31, 1997. Since the IIG Note does not provide for interest after maturity, no further interest has been recognized. The reduction in "Other expenses" reflects this change.

The 1996 NEL reinsurance agreement significantly reduced Investors' ratio of statutory liabilities to statutory capital and surplus. In recognition of its improved statutory financial position, effective January 1, 1997, Investors reduced its ceding rate under its quota share agreement from 100% to 60% (however, see discussion above on Arizona reinsurance). As a result of the lower ceding rate and the lower volume of new business, Investors now receives more from its reinsurer for reimbursement of benefits than it pays on new premium. The new asset line "Reinsurance benefits receivable" accompanies the reduction in the liability "Amounts due to reinsurer".

As more fully described in the Company's 1996 Form 10KSB, the calculation of income tax expense results in a deferred tax asset that is fully reserved. As a result, the income tax expense reflected in the Company's financial statements is its estimate of the amount it expects to pay or recover for the current period. The Company included Investors in its consolidated tax return for the first time in 1996 and, as a result, it received partial tax benefits related to the 1996 tax losses of the non-life companies. This benefit (approximately $63,000) is reflected in the third quarter of 1997.

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

Payment of the IIG Note principal was due on March 31, 1997 and is currently in default. The creditor has filed a lawsuit seeking foreclosure (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19) and the Company has filed a Motion to Dismiss this action. Delaware has filed motions to dismiss many of the Company's defenses and counterclaims for various jurisdictional reasons. Management believes the defenses are properly before the court and the motions will be denied. However, the ultimate outcome of this case cannot be determined at this time.

The Parent has depleted its liquid assets and, as discussed in the 1996 Form 10KSB, it is unable to obtain additional funds from its subsidiaries. While it is attempting to arrange financing for its on-going expenses, there can be no assurance it will be able to do so.




                     Caution on Forward-Looking Statements

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the Company or any of its officers, directors or employees is qualified by the fact that actual results of the Company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the Company's business:

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

                       PART II: OTHER INFORMATION

Item 1: Legal Proceedings

There existed a dispute between the Pennsylvania Department of Insurance, as statutory liquidator of Corporate Life Insurance Company ("Pennsylvania"), and the Delaware Department of Insurance, as rehabilitator and liquidator of National Heritage Life Insurance Company ("Delaware") as to the ownership of the Secured Subordinated Debenture ("IIG Note") issued in 1989 by Gemco National, Inc. to Corporate Life Insurance Company in connection with the purchase by Gemco of all of the outstanding shares of stock of IIC, Inc., Investors Insurance Corporation and Westchester Reinsurance, Ltd. To avoid being subject to double liability, the Company filed a Complaint in Equity for Interpleader with the Pennsylvania Commonwealth Court captioned Investors Insurance Group, Inc. v. Insurance Commissioner of Pennsylvania Department of Insurance and Insurance Commissioner of Delaware Department of Insurance, (518 MD 1995, PA Cmwlth Ct. 1995). On or about November 1, 1996, the Company filed for an in junction restraining Delaware from foreclosing on the stock of Investors Insurance Corporation. In April 1997, Pennsylvania ceded its interest in the IIG Note to Delaware for an undisclosed amount of consideration. The Pennsylvania Commonwealth Court then dismissed the action without prejudice.

In connection with the above action, on March 14, 1996 Delaware filed a Petition for Declaratory Judgment, Specific Performance and Injunctive Relief against the Company in the case entitled, In The Matter of the Liquidation of National Heritage Life Insurance Company, (CA. No. 13530. DE Ct, Chancery
1996). Delaware requested the Court to enter a Declaratory Judgment that it (Delaware) is the owner of the IIG Note and, as such, is entitled to receipt of interest payments being held in escrow, and is entitled to have the IIG Note registered in its (Delaware's) name. The action also requested the Court to declare that the Company does not have any claims to offset the principal amount of the IIG Note and further seeks indemnification from the Company.
In June of 1997, the Court dismissed the petition for lack of jurisdiction.

In June 1997, Delaware filed a Civil Action against the Company seeking a judgment on the IIG Note (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19). The Company has asserted defenses and counterclaims against Delaware. Delaware has filed motions to dismiss many of the Company's defenses and counterclaims for various jurisdictional reasons. Management believes the defenses are properly before the court and the motions will be denied.

The Company's management believes it has valid defenses and counter claims, however, the ultimate outcome of this case cannot be determined at this time.

Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        See discussion under Item 1 above


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

                Addendum No 12 to Reinsurance Agreement INVE001 between
                     Investors Insurance Corporation and Republic Vanguard Life Insurance Company

        b). Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Investors Insurance Group, Inc.
                                                       (Registrant)
Date: December 3, 1997                    /s/ Melvin C.  Parker
                                              ______________________________
                                              Melvin C. Parker
                                              President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer