Form 10KSB
period 1997-12-31
INVESTORS INSURANCE GROUP INC
filed 1998-04-07
CIK 43340

                                  FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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

                   Issuer's telephone number: (561) 391-5043

          Securities registered pursuant to Section 12(b) of the Act:

 Common Stock $.50 par value              Over-the-Counter Bulletin Board
     (Title of each class)                    (Name of each exchange
                                               on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $9,319,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of February 23, 1998: $72,077

The number of shares of Registrant's Common Stock, par value $.50, outstanding on February 23, 1998 was 2,840,582 shares.

Documents incorporated by reference: None

Transitional small business disclosure format:  YES [ ] NO [X]

PART I

Item 1. Description of Business

                             Business Development

Investors Insurance Group, Inc. ("IIG") is a holding company which manages its subsidiaries' operations and recruits agents for its life insurance subsidiary. IIG was incorporated under the laws of the State of Florida on May 11, 1993 and is the successor corporation of the former Gemco National, Inc. ("Gemco"), a New York corporation founded in 1966. The change in corporate identity was made to increase investor awareness of IIG's current market focus and was approved by Gemco's shareholders at the Annual Meeting of Shareholders on June 11, 1993. The actual change was accomplished by the merger of Gemco National, Inc. into a new Florida corporation, IIG, on September 1, 1993.

IIG has one subsidiary, (IIC, Inc.) an insurance holding company, which serves as the intermediate parent of Investors Insurance Corporation ("Investors"), a life insurance company founded in 1956. Investors has one subsidiary Investors Marketing Group, Inc. ("IMG") which recruits agents and acts as a third party administrator ("TPA") for a select group of unaffiliated life insurance companies.

In late 1996, Investors suspended new sales in California (see discussion below under Regulation and Licensing) and the Company began using IMG as a TPA to market and service new business in California for its primary reinsurer, Republic-Vanguard Life Insurance Company ("RVL"). Under this agreement, IMG will receive override commission and servicing fees for the business IMG generates through its agent network. The Company plans to expand its TPA business with other insurance companies and into other states and in 1997, it began acting as a TPA for the business included in New Era Life Insurance Company ("NEL") novation discussed below. IIG was unable to adequately capitalize IMG for this new venture, therefore, on January 1, 1997 all of the outstanding shares of IMG were contributed to Investors. This reorganization enabled IMG to obtain the required operating capital from Investors.

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

The Company seeks to make sales of retirement savings products by offering annuity products that meet the demands of agents and the pre- and post-retirement population. The Company markets its products through independent agents licensed in 21 states. Investors' agents are recruited by IIG, as well as through other national marketing agencies ("NMAs"). As of December 31, 1997, the Company had approximately 949 active independent agents licensed to sell the Company's products. Since 1990, approximately 90% of annuity premiums received by Investors have been produced by agents recruited by IIG or its predecessor.

The IIG's Corporate Headquarters is located at 7200 West Camino Real, Suite 203, Boca Raton, Florida 33433. The Corporate Headquarters' telephone number is (561) 391-5043. The Company's Administrative and Financial operations are located at 3030 Hartley Road, Jacksonville, Florida 32257. The telephone number at this location is (904) 260-6990.


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

Investors' FPDAs have an initial credited interest rate that is guaranteed for one year. Following the initial guarantee period, Investors may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts of 3.0% or 4.0% (minimum rates of 6.0% to 7.0% during the surrender charge period apply to a portion of the business). At December 31, 1997, initial crediting rates ranged from 6.75% to 13.05%, based on contract provisions; renewal crediting interest rates ranged from 4.0% to 7.0%.

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


                                  Investments

The Company's long term profitability is largely determined by its ability to maintain a spread between its investment earnings and the interest credited on its annuity products. At December 31, 1997, the Company had $62 million of cash and invested assets, of which $54 million or approximately 87.1% represented cash or investments in fixed income securities.

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

Approximately 51% of the Company's fixed income investments are collateralized mortgage obligations ("CMOs"). Like all mortgage-backed investments, CMO securities are subject to prepayment risk, especially in periods of declining interest rates when the mortgages which collateralize the security are repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower prevailing rates. As a result, holders of CMOs could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.

The Company has reduced this risk of prepayment by investing its mortgage-backed investment portfolio in planned amortization class ("PAC") and targeted amortization class ("TAC") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO. In the first quarter of 1996, the Company began to redirect its investments away from CMOs and toward other types of securities backed by the U. S. Government or its agencies.

The Company uses expected prepayment assumptions to account for its mortgage-backed securities. Accordingly, as prepayment rates on mortgage-backed securities change, the Company adjusts its income realization on mortgage-backed securities to reflect the best estimate of future cash flows and the corresponding income resulting from the accretion of discounts and the amortization of premiums.

The Company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The estimated weighted average duration of the Company's fixed income investment portfolio was 4.92 years as of December 31, 1997. The relatively short nature of the investment portfolio reflects the characteristics of the Company's liabilities. The majority of the Company's policy and deposit liabilities represent reserves for FPDAs that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, when applicable. The cash flows of the Company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The Company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The Company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio.


                                  Reinsurance

Under generally accepted accounting principles, amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented separately. Under statutory accounting, the recoverable amounts are offset against the related policy liabilities.

In 1991, the Delaware Department of Insurance ("Delaware") expressed concern over Investors' ratio of statutory policy liabilities to its capital and surplus. To address this concern, on October 1, 1991 Investors entered into a coinsurance agreement with RVL. Under the terms of this agreement 80% of all new annuity contracts written by Investors were coinsured with RVL. This agreement enabled the Company to slow the growth of its policy liabilities while at the same time adding additional capital and surplus from the profits on the coinsured portion of the business.

By 1994, however, the growth of the unreinsured portion of the business had raised the ratio of statutory policy liabilities to capital and surplus to a level that brought renewed concern from Delaware. To address this concern, Investors increased the coinsurance rates for new business from 80% to 90% on October 1, 1994 and to 100% on May 1, 1995 while at the same time it developed plans to raise additional capital. Raising the coinsurance rates stopped the ratio from significantly increasing, but by late 1995 the ratio was still in excess of twenty to one, well in excess of Delaware's target of fifteen to one, and it became clear that additional capital could not be raised prior to the end of 1995. Therefore, in early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to NEL. This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies (In early 1997, NEL began to fully assume these policies.). Investors will continue to service these policies through December 31, 2000. Under its terms, this agreement became effective on December 31, 1995 and, with Delaware's approval, was reflected in Investors' 1995 statutory
statement.   (However, since the agreement did not actually close until 1996, it was reflected as a 1996 transaction under generally accepted accounting principles.) This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $6,986,644. This reinsurance reduced the ratio below Delaware's target.

Based on its improved financial position resulting from the reinsurance agreements with NEL, Investors' ceding ratio to RVL was reduced to 60% on January 1, 1997. However, as a result of its on-going discussion with the Arizona Insurance Department ("Arizona Department") (see Regulatory Issues below), Investors amended its quota share reinsurance contract with RVL to cede all its current and future Arizona business to RVL on a 100% quota share basis.

During 1998, the Company plans to continue its efforts to raise additional capital (see discussion below under Regulations and Licensing) to enable Investors to continue to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors. However, there can be no assurance these plans will be successful.


                     Employees and Independent Contractors

As of December 31, 1997, the Company had 25 full-time employees and 3 part-time employees. As of the same date, Investors had approximately 949 independent insurance agents licensed directly to it. All of these agents are independent contractors who also represent other insurance companies and are not employees of Investors.


                                  Competition

The life insurance industry is highly competitive with many life insurance companies offering diverse products with many alternative marketing or distribution systems. Many of these life insurance companies have been in business for a longer time, are more widely known by reason of such factors a age and size and have greater financial resources than the Company. However, due to the specialized nature of Investors' products, the Company competes directly with a relatively small number of other insurance companies nationwide and in regional and state markets. Management believes that Investors has been able to attract and will continue to be able to attract, motivate and retain productive independent agents by providing quality products and service.

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


                           Regulation and Licensing

As an insurance company, Investors is subject to regulation and supervision in the states in which it is authorized to do business. This regulation is designed primarily to protect policyholders. Although the extent of regulation varies from state to state, in general the insurance laws of the states establish supervisory agencies with broad administrative powers. These powers include the granting and revocation of licenses to transact business, licensing of agents, approval of products and policy forms, determination of permissible investments, and establishment of minimum reserve requirements an capital and surplus levels.

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

        -Prepaid Coinsurance Allowances. On a GAAP basis, if the present value of coinsurance allowances is an asset, any amounts paid are treated as deposits until realization of any profit is assured. Under statutory accounting, the present value of prospective payouts are recognized as a liability while the present value of any recoveries is ignored.

        -Deferred Acquisition Costs. These costs are treated as a period expense on a statutory basis, but are amortized over the expected gross profits under GAAP;

        -Goodwill. The excess of the purchase price of Investors over its identifiable assets and liabilities is deferred and amortized for GAAP. These costs are not recognized under statutory accounting.

        -Non-Admitted Assets. Certain designated assets are not recognized under statutory accounting;

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

In addition to these differences, from time to time, insurance companies may record transactions in different periods for regulatory purposes than under generally accepted accounting principles. The NEL reinsurance agreement was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

Since Investors is incorporated in the state of Delaware, Delaware is the primary regulatory body which supervises Investors' operations. However, other states' insurance regulatory agencies (such as Florida and Arizona) exercise regulatory authority over Investors where the majority of its products are sold. Under the rules of the National Association of Insurance Commissioners ("NAIC"), one or more of the supervisory agencies will examine Investors periodically (usually at three year intervals) on behalf of all the states in which it is licensed to conduct business. Delaware finished its last examination as of December 31, 1995. This examination did not result in any issues or recommendations that would be material individually or in the aggregate.

The NAIC has established risk-based capital standards to determine the capital adequacy of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standard provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1997, Investors' percentage of total adjusted capital is well in excess of ratios which would require regulatory action.

The NAIC has formulated twelve ratios which are referred to as the Insurance Regulatory Information System ("IRIS") ratios. The IRIS ratios are used to help evaluate each life insurance company's financial performance. Companies which have four or more ratios falling outside of the "expected" ranges may be subject to additional regulatory review. In 1997, Investors had three IRIS ratios falling outside the expected ranges. Investors will furnish an explanation of the exceptions to the Delaware Department of Insurance, which may then disseminate the information to other insurance departments.
Investors may experience future IRIS ratios outside of industry standards due to continued growth and extensive use of reinsurance, but management does not anticipate any substantial regulatory issues to result.

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

Simultaneously with IIG's search for additional capital, Investors responded directly to Delaware's concern by structuring a reinsurance agreement for a significant block of its business. As described above and in Note 5 of the Company's financial statements, in the first quarter of 1996, Investors closed a reinsurance agreement with NEL. This agreement was effective December 31, 1995 and, based on Delaware's approval, was recorded in Investors' statutory financial statements for 1995 (under generally accepted accounting principles this transaction was recorded in 1996). As a result, Investors' ratio of statutory liabilities to capital and surplus was reduced below Delaware's target. However, Delaware continues to monitor Investors closely, including reviewing and approving certain expenditures.

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. In the second quarter of 1996, IIG announced an agreement to sell preferred stock valued at $7 million to AAM Capital Partner ("AAMC"). However, AAMC was unable to arrange the necessary financing, and the agreement has been canceled.

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

Representing 42% of its new business in 1997, Arizona is a very important market for Investors. The Arizona Department has expressed its concern about Investors financial position and has engaged the Company in an on-going dialogue over the past few years. To address this concern, in addition to the reinsurance agreement (see Note 5 to the financial statements), Investors agreed to reinsure either (a) all its current and prospective business on a 100% quota share basis or (b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

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

While Investors continues to meet the first three provisions, it has not been able to raise the capital required to meet the fourth provision. Although there can be no assurance that the Arizona Department will continue to defer enforcement of the fourth provision, the Arizona Department has not yet attempted to force compliance.

To meet the conditions imposed by this agreement, IIG is currently seeking a buyer for Investors.


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


Item 3.  Legal Proceedings

Federal Insurance Company V. Gemco National, Inc. (No.00988/88, S.Ct., N.Y.) In this matter, Federal Insurance Company was pursuing a claim against Gemco National, Inc. for unpaid premiums for general liability and workmen's compensation insurance for the Ampat Group, former operating subsidiaries of Gemco. Federal Insurance sought compensatory damages in excess of $550,000. Based on conversation with former employees of Gemco, the Company believes it has valid defenses to this claim. Furthermore, there has been no activity regarding this case since early 1990, even though the lawsuit is still pending. Under New York law, lawsuits remain pending indefinitely. The Company has retained counsel in New York to file a Motion to Dismiss the action. Should this case again become active, the likely outcome could not be predicted with any degree of certainty. However, the Company believes the likelihood of having to pay a claim is remote and that the case would be dismissed as a result of the long delay in pursuing this action.

Pending in the United States District Court for the Middle District of Florida is the Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc., U.S.D.C., M.D. Fla 97-773-CV-ORI-19. The Plaintiff filed the lawsuit seeking to foreclose on an eight million dollar secured subordinated debenture payable on March 31, 1997 with interest at eight (8) percent payable quarterly ("IIG Note"). Plaintiff claims that she is the owner of the IIG Note and that the note is in default. Defendant has dispute Plaintiff's claim of ownership, has plead its claims of set-off based upon misrepresentation made by Plaintiff's purposed predecessor and for conduct of Plaintiff as the purported creditor. Plaintiff has filed Motions to Dismiss many of the Company's defenses and counterclaims for various jurisdictional reasons. Management believes that the defenses and counterclaims are properly before the Court and that the motions will be denied. However, if the matter goes forward, the ultimate outcome of this case cannot be determined at this time.

Mr. Roger Kling, a former officer of Ampat Eastern, a former subsidiary of Gemco National, Inc., filed suit against the Company in Florida captioned Kling v. Investors Insurance Group, Inc. No.96-07764CA Div. CV-6) to collect the amount of $49,008.84 for legal fees and out of pocket expenses incurred be him as a responsible officer in the successful defense against claims brought by New York State for New York sales and use taxes for the years 1980 through 1985 for Ampat Eastern, plus his legal fees incident to this lawsuit. On February 6, 1997, the court entered a judgment against the Company and in favor of Mr. Kling. Both parties have stipulated that Mr. Kling's loss is $61,000. However, the Company does not believe it is liable for this loss. The Company has appealed this decision.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information

IIG's common stock is traded on the Over-the-Counter Bulletin Board. The following table sets forth the high and low sale prices for the stock by calendar quarter for 1997 and 1996.

                                          1997             1996
                                      -------------   ---------------
                                       HIGH    LOW     HIGH       LOW

First Quarter....................     $0.22   $0.13   $1 1/8     $ 7/8
Second Quarter...................      0.09    0.03      15/16*    7/8*
Third Quarter....................      0.05    0.03      *         *
Fourth Quarter...................      0.05    0.03     0.13       0.13

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


(B) Holders.

As of March 24, 1998, there were 719 shareholders of record of common stock of IIG. IIG has no precise knowledge as to the number of beneficial holders of IIG's common stock.


(C) Dividends

IIG has not paid any dividends during the past two years and at the present time it is not expected that dividends will be paid in 1998.

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

      Changes resulting from the current legal actions and negotiations related to the Investors Insurance Group, Inc. Note Payable ("IIG Note").

      The parent company's access to sufficient funds to pay its obligations as they become due.

      The Company's ability to retain its agent network and key personnel.

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

The Company has been actively trying to raise additional capital to provide liquidity for IIG and to enable Investors to reduce its level of reinsurance. As an alternative, IIG has also been trying to sell Investors. These efforts have yet to be successful and, as discussed below, the resulting uncertainty has had a detrimental effect on the Company's marketing efforts.

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


Third-Party Administration

In late 1996, Investors suspended new direct sales in California (see discussion below under Regulatory Issues) and the Company began using IMG as a third-party administrator ("TPA") to market and service new business in California for its primary reinsurer, Republic-Vanguard Life Insurance Company ("RVL") and to service the business included in New Era Life Insurance Company ("NEL") novation. Under this TPA agreement, IMG receives an override commission and servicing fees for the business IMG generates through its agent network.


Reinsurance

Under GAAP, amounts recoverable from the reinsurer for future contract benefits are reflected as assets ("investment contract benefits recoverable") and the related policy liability is presented on a gross basis. Under statutory accounting, the amounts are off-set against the related policy liabilities. While reinsurance ceding commission income is recognized immediately under statutory accounting, it is recognized over the life of the related insurance policy under GAAP.

In 1991, the Delaware Department of Insurance ("Delaware") expressed concern over Investors' ratio of statutory policy liabilities to its capital and surplus. To address this concern, on October 1, 1991 Investors entered into a coinsurance agreement with RVL, a member of Winterthur Swiss Insurance Group, one of the largest Swiss insurance companies. Under the terms of this agreement 80% of all new annuity contracts written by Investors was coinsured with RVL. This agreement enabled the Company to slow the growth of its statutory policy liabilities while at the same time adding additional statutory capital and surplus from the profits on the coinsured portion of the business.

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

In early 1996, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76.3 million to NEL. This reinsurance agreement provides for an initial coinsurance period (up to five years) followed by full assumption of the specified policies. Investors will continue to service these policies through December 31, 2000. Since under its terms, this agreement became effective on December 31, 1995 and, based on Delaware's approval, was reflected in Investors' 1995 statutory statement, Investors' ratio of statutory policy liabilities to capital and surplus the ratio was reduced below Delaware's target. (Since this transaction was closed on March 1, 1996, it is treated as a 1996 event under generally accepted accounting principles.) This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $7.0 million.

In 1997, NEL began to assume sole liability for the policies that were ceded to it in 1996. As this occurs, the Company removes its liability for Investment contracts, its related assets (Investment contract benefits recoverable and Deferred acquisition costs) and its Unearned ceding commissions from its balance sheet and recognizes the related profit portion of the Unearned ceding commission as Commission income and other income. See Consolidated Operating Results below.

Based on its improved financial position resulting from the reinsurance agreements with NEL, Investors' ceding ratio to RVL was reduced to 60% on January 1, 1997. However, as a result of its on-going discussion with the Arizona Insurance Department ("Arizona Department") (see Regulatory Issues below), Investors amended its quota share reinsurance contract with RVL to cede all its current and future Arizona business to RVL on a 100% quota share basis.

Regulatory Issues

In early 1996, Investors agreed to arrange a capital infusion that would raise its statutory capital and surplus to $11 million in order to continue to write new business in California. Investors was not successful in attracting this capital and, as a result, it suspended writing new business in California on November 15, 1996. In 1996, 30% of Investors' new business was written in California. In order to protect the value of the Company's California agent network, IMG began acting as a third-party administrator for RVL in California as of January 1, 1997.

Representing 42% of its new business in 1997, Arizona is a very important market for Investors. The Arizona Department has expressed its concern about Investors financial position and has engaged the Company in an on-going dialogue over the past few years. To address this concern, in addition to the reinsurance agreement (see Note 5 to the Company's financial statements), Investors agreed to reinsure either (a) all its current and prospective business on a 100% quota share basis or (b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

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

While Investors continues to meet the first three provisions, it has not been able to raise the capital required to meet the fourth provision. Although there can be no assurance that the Arizona Department will continue to defer enforcement of the fourth provision, the Arizona Department has not yet attempted to force compliance.

To meet the conditions imposed by this agreement, IIG is currently seeking a buyer for Investors.

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

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering
the impact of the upcoming change in the century.   If not corrected, many
computer applications could fail or create erroneous results by a or at the year 2000. This is referred to as the "Year 2000 Issue."

The Company has performed a risk analysis of its exposure to potential problems resulting from the change to the new millennium. Based on its analysis, the Management believes the tasks required to address these issues can and will be handled by its existing staff with no material additional costs.


                             Results of Operations

In order to clarify the liquidity issues, IIG's results will be discussed separately from the consolidated results.


IIG's Results of Operations

IIG's basic financial statements are presented in Note 10 of the Company's financial statements.

Management Fees declined to $139,000 in 1997 from $580,000 in 1996. These fees principally consist of override commissions on Investor's new business. Based on the reduced productivity of its National Marketing Agency ("NMA") operation in 1997 and the poor prospects for near term profitability, the NMA contract was terminated at the end of 1997. Therefore, this will not be a source of future revenue.

Investment Gains of $12,000 were created in 1997 when IIG liquidated its remaining investments to generate operating funds. There were no investment gains or losses in 1996.

As a result of its funds shortage, IIG was unable to supply the working capital required by IMG in 1996. To address this problem, IIG forgave all its intercompany debt due from IMG on December 31, 1996 (as requested by Delaware) then contributed all of its IMG stock to Investors on January 1, 1997. Thereafter, Investors advanced the required working capital to IMG. This resulted in the $176,000 Forgiveness of Debt from IMG in 1996.

General and Administrative Expenses dropped significantly in 1997. This reduction reflects both a substantial reduction in personnel and consulting expenses and the termination of the NMA agreement with Investors. Under the provisions of the termination agreement, IIG gave up its rights to certain unpaid and future override commissions and Investors gave up its rights to uncollected service fees. As a result, the NMA service fee expense dropped to $90,000 in 1997 from $360,000 in 1996.

The IIG Note (see Note 6 to the Company's financial statements), was due on March 31, 1997 and is currently in default. Since there is no provision in the IIG Note agreement for interest subsequent to maturity, IIG has not accrued interest after March 31, 1997. The accrued interest at the end of 1997 was $960,000 compared to $800,000 as of the end of 1996. See discussion of IIG liquidity below.

As a result of IIG's decision during 1997 to include Investors in its consolidated tax return for 1996, IIG was able to use a portion of its tax losses to reduce the amount of consolidated tax below the amount Investors would have paid under a separate return. The 1997 cash flow from the benefit of the 1996 tax loss ($64,000) was used to fund IIG's 1997 operations. The 1997 tax return is expected to result in an additional tax refund. However, on a separate return basis, the refund due Investors is expected to exceed the consolidated refund by approximately $41,000 and it is not clear how this shortage will be paid to Investors.


Consolidated Results of Operations

Investors' new business production declined to $24.3 million in 1997 from $63.2 million in 1996. Management believes the decline in written premium is a reflection of the current low interest rate environment and the marketing difficulties resulting from the issues surrounding its agreement with the Arizona Department (see Note 9 to the Company's financial statements and discussion below) and the IIG Note (see Note 6 to the Company's financial statements and discussion below under Liquidity and Capital Resources).
Despite these marketing problems, the Company's operating results continue to be positive primarily due to the increase in reinsurance ceding commission income and realized investment gains. The major transactions effecting the financial statements impact several different line items. These transactions will be discussed below together with their impacts; thereafter, the remaining significant changes in the financial statements are discussed by line item.

As a result of its on-going discussion with the Arizona Department, Investors amended its quota share reinsurance contract with RVL to cede all its current and future Arizona business to RVL on a quota share basis. Under the terms of this amendment, which was effective August 1, 1997, Investors transferred statutory reserves of approximately $8.5 million. The impact of this transaction was to increase Investors' statutory capital and surplus by approximately $254,000 and to increase the Company's GAAP basis pre-tax income by approximately $214,000 (the Realized investment gains, approximately $513,000, result from the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $299,000 and this increase is reflected in Underwriting, acquisition and insurance expenses). This transaction also increased Investment contract benefits recoverable approximately $9.7 million and Unearned ceding commissions approximately $0.7 million.

As described in the Company's prior year financial statements, Investors closed a large reinsurance agreement with NEL in 1996. This transaction substantially accounts for many of the changes in the Company's Consolidated Statements of Operations. Specifically, the 1996 Realized investment gains is substantially due to the disposal of the investments supporting the ceded policies. As a result of this gain, the amortization of deferred acquisition costs increased approximately $2.3 million which is included in Underwriting, acquisition and insurance expenses. Since the assets related to the reinsurance agreement were transferred to NEL on March 1, 1996, both the related income (Net investment income) and expense (Interest on investment contracts) have declined from the levels reflected in 1996.

During 1997 NEL assumed sole liability for investment contract liabilities of approximately $78.8 million. This assumption reduced both the Company's liability for Investment contracts and its Investment contract benefits recoverable by $78.8 million. Further, it reduced the Company's Deferred acquisition costs and Unearned ceding commissions by $2.7 million and $3.2 million and increased its Commission and other income by $0.6 million. There was no impact on either investment income or interest credited since the supporting investments were transferred previously and interest credited is presented net of reinsurance.

In addition to the impact of the 1997 novation discussed above, the 1997 balance of Commission and other income increased approximately $173,000 as a result of IMG's new TPA operation and approximately $729,000 as a result of an acceleration in the amortization of deferred ceding commissions. This acceleration reflects the combined impact of higher levels of current and expected surrender rates.

The year-to-year reduction in Underwriting, acquisition and insurance expenses is primarily the result of the high level of 1996 expenses related to the NEL reinsurance transaction (see discussion on DAC amortization above). In Addition, management has also attempted to reduce its current operating expenses and defer certain promotional expenses until the issues surrounding the IIG Note are resolved.

The IIG Note was due on March 31,1997, but is still outstanding. Since the IIG Note does not provide for interest after maturity, no further interest has been recognized (see Note 6 to the Company's financial statements). The reduction in Other expenses reflects this change.

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

The calculation of Income tax benefit results in a deferred tax asset that is fully reserved. As a result, the income tax benefit reflected in the Company's financial statements represents the Company's estimate of the amount it expects to recover in the current period. The Company included Investors in its consolidated tax return for the first time in 1996 and, as a result, it received partial tax benefits related to the 1996 tax losses of the non-life companies. This benefit (approximately $23,000) is reflected in 1997. For 1996, The Company expected to pay approximately $248,000 related to its 1996 tax return and has recovered approximately $423,000 related to prior years returns in excess of its 1995 estimate.

In addition to the reinsurance transactions discussed above, the value of the Company's investments changed significantly due to changes in the market interest rates. The carrying value of investments in affiliates and available-for-sale includes a net unrealized investment gain of $1,785,000 in 1997 and a net unrealized investment loss of $577,000 in 1996. This change in the unrealized gains and losses caused a decrease of $573,000 in Deferred acquisitions costs and $618,000 in Unearned ceding commissions and an increase of $2,407,000 in the Net unrealized investment gains and (losses) component of shareholders' equity.


                        Liquidity and Capital Resources

IIG's Liquidity and Capital Resources

IIG is an insurance holding company whose principal asset is the common stock of IIC, Inc. which owns all the outstanding shares of Investors. IIG's primary cash requirements are to meet debt service and to pay operating expenses. To meet the cash requirements, IIG has relied primarily on the funds it received under the NMA agreement with Investors. However, the NMA agreement was terminated on December 31, 1997. The insurance laws of the State of Delaware generally limit the ability of Investors to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the Company by Investors be approved by the Delaware Insurance Department. As reflected in the parent only statement of cash flows in Note 10 to the Company's financial statements, IIG's cash flow from operations has been insufficient to meet its operating needs for several years. In the past IIG met this cash drain by liquidating its other investments. Beginning in 1996, the cash drain was partially met by withholding interest payments on the IIG Note (see Note 6 to the Company's financial statements). In 1997, IIG partially funded its operations with a $64,000 tax benefit from its 1996 tax return.

In addition to its normal operating expenses, the IIG Note is in default and, as described in Note 6 to the Company's financial statements, resolution of the related legal issues and IIG's ultimate liability under the IIG Notes is uncertain at this time. However, IIG will probably be required to fund the on-going legal expenses related to resolution of this issue. IIG is pursuing several alternatives designed to re-establish the Company's liquidity. These alternatives include negotiation to sell Investors, renegotiating the terms and ultimate liability on the Note and seeking funding from other parties. There can be no assurance these efforts will be successful and there is substantial doubt that IIG can continue to meet its on-going obligations on a timely basis.

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

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' stated liabilities. Based on the results of these tests, in 1997, for the first time, Investors increased its statutory reserves ($215,000).

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted capital to authorized control level risk-based capital is below certain levels. At December 31, 1997, Investors percentage of total adjusted capital is well in excess of the ratios which would require regulatory action.

The Insurance Departments of both California and Arizona have expressed concern over Investors' level of statutory capital. Investors has suspended writing new business in California and may suspend writing in Arizona to address theses concerns.


                           New Accounting Standards

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the "Basic Earnings per Share". The "Diluted Earnings per Share" adjusts the Basic Earnings per Share calculation to include dilutive common stock equivalents. Since IIG's common stock equivalents are anti-dilutive as of the end of 1997 and 1996, only the Basic Earnings per Share calculation is presented and no prior period restatement is required.

The Company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective January 1, 1998. SFAS 130 provides standards for presenting the components and accumulated balances of "Comprehensive Income" in a full set of general-purpose financial statements. Under SFAS 130, a new primary financial statement ("Comprehensive Income") will present all changes in shareholder's equity (except for
transactions with the company's shareholders).   Since this information is
presently included in the Company's Consolidated Statements of Capital Deficit, the Company does not believe SFAS 130 will be significant to its financial statements.

The Company will adopt Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), effective January 1, 1998. SFAS 131 provides new standards for the way public enterprises report information about operating segments in their annual and interim financial statements. SFAS 131 defines operating segments as components of an enterprise that are regularly evaluated by the chief operating decision maker in deciding the on-going allocation of corporate resources and assessing personnel performance. Since SFAS 131 was only recently issued, the Company has not been able to fully evaluate the impact, if any, it may have on future financial disclosures.


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

Item 7.  Financial Statements and Supplementary Data

               INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                               Page
        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      23

        FINANCIAL STATEMENTS FOR THE YEARS ENDED
            DECEMBER 31, 1997 AND 1996:

                Consolidated Balance Sheets                   24-25
                Consolidated Statements of Income               26
                Consolidated Statements of Capital Deficit      27
                Consolidated Statements of Cash Flows         28-29
                Notes to Consolidated Financial Statements    30-53

              Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc. and Subsidiaries
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Investors Insurance Group, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, capital deficit and cash flows for the years then end ed. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overa ll financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. and Subsidiaries at December 31, 1997 and 1996 and the results of their operations and thei r cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, Investors Insurance Group, Inc. has experienced significant operating losses, has a capital deficit and is experiencing liquidity problems at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in N ote 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Orlando, Florida

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)



        ASSETS                                       1997            1996
                                                   --------        --------
Investments:
 Fixed maturities held to maturity, at
   amortized cost (market $9,229 in 1997
   and $8,731 in 1996)                            $   8,198        $ 8,200
 Securities available for sale:
   Fixed maturities, at market (amortized
     cost $47,835 in 1997 and $57,309 in 1996)       48,616         57,075
   Equity securities, at market (cost $11 in 1996)      -               22
 Short-term investments                                 265            305
 Mortgage loans on real estate                          288            365
 Policy loans                                           544            522
                                                    -------        -------

                      Total                          57,911         66,489

Cash and cash equivalents                             4,728          6,801
Investment in common stock of affiliate,
  at market (cost $992 in both 1997 and 1996)         1,996            638
Accrued investment income                               421            451
Deferred acquisition costs                           37,447         46,765
Reinsurance benefits receivable                       1,792            -
Investment contract benefits recoverable            395,858        483,378
Reinsurance benefits recoverable                      5,722          4,740
Income tax recoverable                                  146            760
Cost in excess of net assets of businesses
  acquired (less accumulated amortization
  of $1,568 in 1997 and $1,291 in 1996)               3,112          3,389
Other assets                                            706            303
                                                    -------        -------

                      Total Assets                $ 509,839      $ 613,714
                                                    =======        =======















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                           DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)





LIABILITIES AND SHAREHOLDERS' EQUITY (CAPITAL DEFICIT)
                                                     1997            1996
                                                   --------        --------
Liabilities:
 Future policy benefits and claims:
   Investment contracts                           $ 450,649       $ 547,184
   Life insurance reserves                           10,602           9,666
   Accident & health claim reserves                       7              29
 Unearned ceding commission (including
   deferred gross profits of $7,422 in 1997
   and $9,154 in 1996)                               40,385          50,210
 Note payable                                         8,000           8,000
 Amounts due to reinsurer                                50           1,173
 Accrued expenses                                     1,147             875
 Other liabilities                                    1,450           2,411
                                                    -------         -------

                          Total Liabilities         512,290         619,548
                                                    -------         -------

Commitments & Contingencies

Capital Deficit:
   Preferred Stock, no par,
     authorized 20,000,000 shares, none issued         -              -
   Common Stock, $.50 par value; authorized
     30,000,000 shares; issued 2,840,582 in
     1997 and 2,840,082 in 1996; outstanding
     2,836,582 in 1997 and 2,836,082 in 1996          1,420           1,420
   Additional paid-in capital                         3,656           3,656
   Net unrealized investment gains (losses)           1,821            (586)
   Accumulated deficit                               (9,340)        (10,316)
   Treasury stock, at cost (4,000 shares in
     1997 and 1996)                                      (8)             (8)
                                                    -------         -------

                                  Total              (2,451)         (5,834)
                                                    -------         -------

     Total Liabilities and Capital Deficit        $ 509,839       $ 613,714
                                                    =======         =======







See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                 (Dollars in thousands, except per share data)




                                                     1997            1996
                                                   --------        --------
Revenue:
  Premium and policy fees                           $ 1,030         $ 1,278
  Net investment income                               4,730           6,427
  Realized investment gains                             533           4,521
  Commission and other income                         3,026           1,457
                                                    -------         -------

       Total revenue                                  9,319          13,683
                                                    -------         -------

Benefits and Expenses:
  Current and future insurance benefits                 401             558
  Interest on investment contracts                    3,060           4,672
  Underwriting, acquisition and insurance expenses    4,644           7,340
  Other expenses                                        442             922
                                                    -------         -------

       Total benefits and expenses                    8,547          13,492
                                                    -------         -------

Income before income taxes                              772             191
Income tax benefit                                      204             175
                                                    -------         -------

Net income                                          $   976         $   366
                                                    =======         =======

Basic Earnings per Share of Common Stock            $  0.34         $  0.13
                                                    =======         =======

Weighted Average Number of Shares Outstanding     2,836,451       2,822,714
                                                  =========       =========















See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)
                                Common Stock                  Net
                              ----------------- Additional  unrealized
                              Number of          paid-in    investment   Accumulated Treasury
                               shares    Amount  capital   gains(losses)   deficit     stock
                              ---------  ------ ---------- ------------- ----------- --------
Balance at December 31, 1995  2,767,782  $1,384     $3,651       $7,083    $(10,682)     $(8)
Common shares issued             72,300      36          5           -          -          -
Change in unrealized losses         -       -          -         (7,669)        -          -
Net Income                          -       -          -             -          366        -
                              ---------  ------ ---------- ------------- ----------- --------

Balance at December 31, 1996  2,840,082   1,420      3,656         (586)    (10,316)      (8)
Common shares issued                500     -          -            -           -          -
Change in unrealized losses         -       -          -          2,407         -          -
Net Income                          -       -          -            -           976        -
                              ---------  ------ ---------- ------------- ----------- --------

Balance at December 31, 1997  2,840,582  $1,420     $3,656       $1,821    $ (9,340)     $(8)
                              =========  ====== ========== ============= =========== ========






























See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                             (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
Cash flows from operating activities:
 Net income                                         $   976         $   366
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Net accretion of fixed maturities                    (219)           (296)
  Realized investment gains                            (533)         (4,323)
  Amortization of costs in excess of net assets
    of businesses acquired                              282             295
  Amortization of deferred acquisition costs          1,487           3,017
  Amortization of unearned ceding commissions        (1,939)           (723)
  Unearned ceding commission realized
    upon full assumption                               (595)            -
  Deferral of unearned ceding commission              2,849          12,367
  Deferral of acquisition costs                      (2,270)         (6,303)
  Change in assets and liabilities:
     Increase in investment contract
        benefits recoverable                        (25,193)       (117,089)
     Increase in insurance reserves and
        interest on investment contracts             28,602          33,068
     Increase in other assets, net                   (2,528)         (2,208)
     Decrease in other liabilities, net              (1,812)         (4,029)
                                                    -------         -------
              Net cash used in
                  operating activities                 (893)        (85,858)
                                                    -------         -------
 Cash flows from investing activities:
  Investment repayments:
   Fixed maturities, held to maturity                   -             1,300
   Mortgage loans                                        77             199
   Policy loans, net                                    (22)             76
  Investments sold:
   Fixed maturities, available for sale              13,599          97,821
   Equity securities, available for sale                 22             151
  Investments in:
   Fixed maturities, available for sale              (3,385)         (8,855)
   Short-term investments, net                           40              51
                                                    -------         -------

   Net cash provided by investing activities         10,331          90,743
                                                    -------         -------







See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                            (Dollars in thousands)



                                                     1997            1996
                                                   --------        --------
 Cash flows from financing activities:
  Investment contract deposits                    $  25,385       $  64,146
  Investment contract withdrawals                   (70,764)        (58,843)
  Investment contract funds transferred             (27,294)        (63,093)
  Investment contract funds recovered                61,162          48,293
  Common stock issued                                   -                41
                                                    -------         -------

   Net cash used in
       financing activities                         (11,511)         (9,456)
                                                    -------         -------
 Net increase (decrease) in cash
     and cash equivalents                            (2,073)         (4,571)
 Cash and cash equivalents, beginning of year         6,801          11,372
                                                    -------         -------

 Cash and cash equivalents, end of year            $  4,728        $  6,801
                                                    =======         =======


Supplemental disclosure of cash flow information:
     Cash paid (received) during the year for:
              Income taxes, net                    $   (750)       $   351
              Interest                                  -               -
























See accompanying notes to consolidated financial statements

                INVESTORS INSURANCE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

The Company operates predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities. All of the Company's insurance operations are conducted through Investors Insurance Corporation ("Investors"), which was organized in 1957 and is licensed to sell life, annuity and health insurance in 21 states. Another subsidiary, IIC, Inc., is an insurance holding company and the direct parent of
Investors.   Investors Marketing Group, Inc. ("IMG") was formed in June of 1994 to market annuities for a select group of unaffiliated life insurance companies. In November 1996, IMG began operation as a third party administrator ("TPA") providing both marketing and servicing for unaffiliated life insurance companies (see discussion in Note 9). On January 1, 1997, IIG contributed all the outstanding shares of IMG to Investors at its carrying value (see Note 10).

The IIG files under Regulation S-B of the Securities and Exchange Commission.


Going Concern Consideration:

The Company's financial statements are presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, IIG has operated as a national marketing agency ("NMA") recruiting agents for Investors. The resulting override commission related to Investors' new business was IIG's primary source of funds. However, Investors' new business declined substantially in 1997; during the last few months of 1997, the override commissions were less than the related NMA expenses. Therefore, IIG terminated the NMA operation as of December 31, 1997. As a result, IIG no longer has this potential source of income.

IIG's operating funds have been depleted (Note 10) and its Note is past due (Note 6). Investors is adequately capitalized, however, insurance laws and regulations restrict IIG's access to these funds through dividends or other arrangements. IIG is pursuing several alternatives designed to re-establish the Company's liquidity. These alternatives include negotiation to sell Investors, renegotiating the terms and ultimate liability on the Note and seeking funding from other parties. There can be no assurance these efforts will be successful and there is substantial doubt that IIG can continue to meet its on-going obligations on a timely basis.

The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's significant operating losses, accumulated deficit and liquidity problems raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment to reflect the possible future effects that may result from the inability of the Company to continue as a going concern.


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

Premiums and discounts related to mortgage-backed investments are amortized based on expected prepayments. As differences arise between actual and expected prepayments, the effective yield is recalculated to reflect the actual prepayments to date and anticipated future prepayments. The net investment is then adjusted to the amount that would have existed had the new effective yield been applied since its acquisition.

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

Investments (continued:

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


Cost in Excess of Net Assets of Businesses Acquired:

Cost in excess of net assets of businesses acquired relates to IIG's acquisition of IIC and Investors in 1989. Prior to December 1, 1994, this balance was being amortized over 40 years on the straightline method. As of December 1, 1994, management changed its amortization estimate for this asset to a total of 20 years and revised the amortization schedule accordingly. The Company assesses the recoverability of cost in excess of net assets of businesses acquired using the undiscounted projected future cash flow from the related businesses.


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

With respect to investment contracts, the Company uses the retrospective deposit accounting method. Future policy benefits represent the premium deposits received plus accumulated interest, less mortality and administration charges. Interest credited to these contracts ranged from 4.0% to 13.05% during 1997 and 1996.

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

Amounts received from, or paid to, the coinsurer for Interest on Investment Contracts and surrender fees are offset against the related expense and revenue accounts in the Consolidated Statements of Income.

Under the provisions of the agreement with New Era Life Insurance Company ("NEL"), Investors will pay allowances of 1% of average statutory reserves for the first five years and receive 2% of the average statutory reserves over the following five years. The Company accounts for these costs as deposits in the first five years and a recovery of the deposits in the next five years. To assure that the deposit amount is fully recoverable, the Company's actuary periodically projects the future cash flows and calculates their present value. A valuation allowance will reduce the deposit amount if indicated by the projections.


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


Federal Income Taxes:

The Company files a consolidated tax return. Any differences between the consolidated tax and the total amounts that would be due under separate tax filings is paid or retained by IIG.

Life insurance companies with total assets less than $500 million are allowed a deduction which is not available to larger life companies. As a "small" life insurance company, 60% of the first $3 million of "life insurance company taxable income" is deductible. This deduction phases out on a pro-rata basis as income increases from $3 million to $15 million.

The Company uses the asset and liability method of accounting for income tax expense prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method of accounting, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recorded net of the applicable valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.

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


Earnings per Share of Common Stock:

Effective December 31, 1997, IIG adopted Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include dilutive common stock equivalents. Since IIG's common stock equivalents are anti-dilutive as of the end of 1997 (524,409 common stock equivalent shares) and 1996 (1,758,976 common stock equivalent shares), only the Basic Earnings per Share calculation is presented and no prior period restatement is required.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1997 and 1996.

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


Stock-Based Compensation:

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the value of stock options is recognized as compensation expense on the date of grant. For Agents and other non-employees, the value of the stock options is based on the Black-Scholes option-pricing model. The Company has elected to report employee stock options under Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, for employees, the value of the stock options is based on the excess, if any, of the market value of the Company's stock over the option price. If there is any difference between this value and the value calculated by the Black-Scholes option-pricing model, the notes to the financial statements will reflect the pro forma impact of this difference on net income and earnings per share.


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

New Accounting Standards:

The Company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective January 1, 1998. SFAS 130 provides standards for presenting the components and accumulated balances of "Comprehensive Income" in a full set of general-purpose financial statements. Under SFAS 130, a new primary financial statement ("Comprehensive Income") will present changes in shareholder's equity (except for transactions with the company's shareholders). Since this information is presently included in the Company's Consolidated Statements of Capital Deficit, the Company does not believe SFAS 130 will be significant to its financial statements.

The Company will adopt Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), effective January 1, 1998. SFAS 131 provides new standards for the way public enterprises report information about operating segments in their annual and interim financial statements. SFAS 131 defines operating segments as components of an enterprise that are regularly evaluated by the chief operating decision maker in deciding the on-going allocation of corporate resources and assessing personnel performance. Since SFAS 131 was only recently issued, the Company has not been able to fully evaluate the impact, if any, it may have on future financial disclosures.


Reclassification:

Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


(2) INVESTMENTS

The amortized cost and fair values of fixed maturities and equity securities as of December 31 are summarized as follows (in thousands):

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gain         Loss        Value
                               ----------   ----------   ----------    -------
1997:
Held to maturity
  U.S. Treasury obligations     $  7,698      $ 1,044       $  13      $ 8,729
  Corporate Bonds                    500          -           -            500

Available for sale
  Securities issued by U.S.
    Government agencies
    and authorities               47,835       11,110         329       48,616
                                --------      -------       -----     --------

                                $ 56,033      $ 2,154       $ 342     $ 57,845
                                ========      =======       =====     ========

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                  Cost         Gain         Loss        Value
                               ----------   ----------   ----------    -------
1996:
Held to maturity
  U.S. Treasury obligations     $  7,700      $   548       $  17      $ 8,231
  Corporate Bonds                    500          -           -            500

Available for sale
  Securities issued by U.S.
    Government agencies
    and authorities               57,309          734         968       57,075
  Equity securities                   11           11         -             22
                                --------      -------       -----     --------

                                $ 65,520      $ 1,293       $ 985     $ 65,828
                                ========      =======       =====     ========

As described below, the Company's equity securities of affiliates consist of warrants and common stock of two companies with whom it shares a common director. These securities are presented at market in the accompanying financial statements.

         In a 1994 private placement, the Company purchased a $500,000 redeemable, subordinated debenture paying 8.25% interest on a quarterly basis and maturing on June 30, 2004. This bond was accompanied by warrants to purchase shares of the issuer's common stock (currently 52,500 shares for $5.71 per share). Since the exercise price exceeded the market value on the date of acquisition, no cost was allocated to these warrants. The market value of the stock exceeds the exercise price by $566,475 in 1997 but was less than the exercise price in 1996.

         The Company also owns 188,971 shares, or 3.7%, of the capital stock of an affiliate. The table below summarizes the cost and market value of these equity securities in unconsolidated affiliates as of December 31:



                                       1997                  1996
                                   -----------            ----------
              Market Value         $ 1,429,188             $ 637,777
                  Cost             $   992,098             $ 992,098

Cash equivalents and other investments totaling $10,001,248 and $9,971,134 at December 31, 1997 and 1996, respectively, were on deposit with state agencies to meet regulatory requirements.

The expected maturities of the Company's fixed maturity investments at December 31, 1997 were as follows (in thousands):

                                        Amortized Cost            Fair Value
                                        --------------            ----------
Due in one year or less                     $ 2,741                 $ 2,764
Due after one year through five years        10,361                  10,648
Due after five years through ten years       29,204                  30,566
Due after ten years                          13,727                  13,867
                                            -------                 -------

                                            $56,033                 $57,845
                                            =======                 =======


This table includes mortgage-backed securities whose expected maturities are based on the forecasted cash flows from the underlying mortgages.

Realized investment gains and changes in the unrealized investment gains for the years ended December 31 were as follows (in thousands):


                                    Realized Investment Gains
                                          1997       1996
                                          -----     ------
            Fixed maturity securities     $ 520     $4,405
            Equity securities                13        116
                                          -----     ------

                                          $ 533     $4,521
                                          =====     ======

                                     Unrealized Investment Gains (Losses)
                                   ----------------------------------------
                                         As of          Change During the
                                      December 31,          Year Ended
                                   -----------------    -------------------
                                     1997      1996       1997       1996
                                   -------   -------    -------   ---------
Securities available for sale      $  781    $ (223)    $1,004    $ (8,007)
Investment in affiliates            1,003      (354)     1,357        (165)
Deferred acquisition costs           (455)      117       (572)      4,550
Deferred tax asset                    114       170        (56)       (978)
Deferred tax valuation allowance      432      (139)       571      (1,917)
                                   -------   -------    -------   ---------

Impact of assets                    1,875      (429)     2,304      (6,517)
                                   -------   -------    -------   ---------

Unearned ceding commission           (491)      126       (617)      4,047
Deferred tax liability                545        31        514      (2,895)
                                   -------   -------    -------   ---------

Impact of liabilities                  54       157       (103)      1,152
                                   -------   -------    -------   ---------
Impact on shareholders' equity     $1,821    $ (586)    $2,407    $ (7,669)
                                   =======   =======    =======   =========


The components of net investment income for the years ended December 31 are as follows (in thousands):

                                                1997                    1996
                                              -------                 -------
Fixed maturities                              $ 4,469                 $ 5,742
Mortgage and policy loans                          65                      42
Short-term investments                            249                     726
Gross investment income                         4,783                   6,510
Less investment expenses                           53                      83
                                              -------                 -------

 Net investment income                        $ 4,730                 $ 6,427
                                              =======                 =======


(3) OTHER EMPLOYEE COMPENSATION

The Company has adopted a Simplified Employee Pension Plan ("SEP"). Under the terms of its SEP, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). A ten percent (10%) of salary contribution was made for the 1997 and 1996 fiscal years. Contributions under the Plan are not mandatory.

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

In 1997, the balance of funds in the trust account was paid out in partial settlement of a claim against IIG. As of December 31, 1997, there are no funds in the trust account, however, IIG has recognized a liability to pay deferred compensation of $34,000.


(4) INCOME TAXES

Income tax benefit consists of the following (in thousands):

                                              Year ended December 31,
                                           -------------------------------
                                             1997                   1996
                                           -------                 -------
Current income tax benefit                 $ (204)                 $ (175)
Deferred income taxes:
   Change in net deferred tax asset          (516)                   (222)
   Change in valuation allowance              516                     272
                                           -------                 -------

  Total income tax benefit                 $ (204)                 $ (175)
                                           =======                 =======

Actual income tax benefit for 1997 and 1996 differed from the "expected" tax expense for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes by the following:

                                                         1997           1996
                                                        ------         ------
Computed "expected" tax expense                           34 %           34 %
Increase (reduction) in income taxes resulting from:
  Changes in the valuation allowance for
   deferred tax assets, allocated to income tax expense  (76)%          391 %
  Non-deductible expenses including amortization
   of intangibles                                          7 %           50 %
  Small life insurance company deduction                   - %         (313)%
  State income taxes, net of federal income tax benefit    - %           (9)%
  Impact of tax loss carryback (carryforward)             26 %         (250)%
  Other, net                                              (5)%            5 %
                                                        ------         ------

    Actual income tax benefit                            (14)%           (92)%
                                                        ======         =======


IIG began including Investors in its consolidated tax return for 1996. As a result, IIG used a portion of its operating losses to reduce the tax Investors would have otherwise paid by approximately $62,000. Since the consolidation decision was made in late 1997, the resulting tax benefit is reflected in 1997.

The components of the deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                              1997       1996
                                                            --------   --------
Deferred tax assets:
  Life insurance company:
    Policyholder reserves and liabilities                   $ 1,265    $ 1,682
    Net unrealized losses on investments                        -           58
    Investment in affiliates                                    -          407
    Unearned ceding commission                               10,096     12,552
    Alternative minimum tax carryforward                        -           22
    Other                                                        13          2
  Non-life company:
    Operating loss carryforward                               1,622      1,693
    Investment in affiliates                                    165        -
    Other                                                        15         25
                                                            --------   --------

  Total deferred tax assets                                  13,176     16,441
  Valuation allowance                                        (3,877)    (4,965)
                                                            --------   --------

  Net deferred tax assets                                     9,299     11,476
                                                            --------   --------

Deferred tax liabilities:
  Life insurance company:
    Deferred acquisition costs                               (8,947)   (11,475)
    Net unrealized gains on investments                         (195)      -
    Investment in affiliates                                    (142)      -
    Other                                                        (14)      -
  Non-life company - other                                        (1)       (1)
                                                            --------   --------

Total deferred tax liabilities                                 9,299    11,476
                                                            --------   --------

Net deferred tax assets and liabilities                     $    -     $   -
                                                            ========   ========


The net decrease in the total valuation allowance for the years ended December 31, 1997 and 1996 was $1,088,000 and $1,646,000, respectively. Based on its history of losses and IIG's current liquidity problem, the Company cannot be assured of realizing its deferred tax assets as required by the "more likely than not" standard of SFAS #109. Therefore, a 100% valuation allowance will be assigned to the net deferred tax asset until realization of this asset is considered more likely than not.

At December 31, 1997, IIG had the following tax carryforward items (in thousands):



                    Year of              Operating
                   expiration        Loss Carryforward
                   ----------        -----------------
                       2001              $3,424
                       2002                 744
                       2003                 248
                       2004                 742
                       2005                 869
                       2007                 136
                       2008                 397
                       2009                 323
                       2010                 430
                       2011                 728
                       2012                 293
                                         ------

                                         $8,334
                                         ======

Beginning in 1996, IIG included Investors in its consolidated tax return. At this time, only future income of the previously consolidated non-life companies may be offset by the tax loss carryforward items presented above.

If the Preferred Shares discussed in Notes 10 and 11 are issued, the resulting "change in control" could substantially reduce the Company's ability to utilize its non-life loss carryforwards. Further, based on its history of losses and IIG's current liquidity problem, the Company cannot be assured that it will have the ability to utilized its loss carryforwards.

Investors' "policyholders' surplus account," which arose under prior tax law, is generally that portion of the gain from operations that has not been subjected to tax, plus certain deductions. The balance of this account is approximately $1.7 million. This amount has not been subjected to current income taxes but, under certain conditions that management considers to be remote, may become subject to income taxes in future years and an appropriate tax provision would be recorded at that time. At current tax rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $595,000.

(5) COINSURANCE

Investors reduces its overall risk on whole life, and annuity policies through an uncollateralized program of quota share coinsurance. As the direct insurer, Investors retains primary liability to the policyholder on all risks transferred. The premium income and benefit expenses presented in the Statements of Income for the years ended December 31 are reflected net of the reinsurance transactions outlined below (in thousands):

                                                   1997            1996
                                                  ------          ------
Quota Share Contracts
     Premium ceded                                $1,605          $2,602
     Surrender fees                                3,912           2,541
     Benefits recovered                              671             528
     Interest on investment contracts recovered   22,870          25,797
     Amortization of deferred acquisition cost     7,168           2,956

Republic-Vanguard Life Insurance Company ("RVL"), is the Company's primary reinsurer and a member of the Winterthur Swiss Insurance Group (one of the largest Swiss insurance companies). The substantial portion of the Company's reinsurance is coinsurance related to investment risks transferred to RVL totaling approximately $383.2 million at December 31, 1997 and recorded as investment contract benefits recoverable on the accompanying balance sheet. From October 1, 1991 through September 30, 1994, 80% of Investors' annuity production was transferred to RVL. For contracts issued subsequent to October 1, 1994 and May 1, 1995, this percentage was revised to 90% and 100%, respectively, due to concerns over Investors' ratio of statutory policy liabilities to capital and surplus (See Notes 8 and 9). As a result of Investors' improved financial position resulting from the reinsurance agreements with NEL discussed below, the ceding ratio to RVL was reduced to 60% on January 1, 1997.

As a result of its on-going discussion with the Arizona Insurance Department ("Arizona") (see Note 9), Investors amended its quota share reinsurance contract with RVL to cede all its current and future Arizona business to RVL on a 100% quota share basis. Under the terms of this amendment, which was effective August 1, 1997, Investors transferred statutory reserves of approximately $8.5 million. The impact of this transaction was to increase Investors' statutory capital and surplus by approximately $254,000 and to increase the Company's GAAP basis, pre tax income by approximately $214,000 (Realized investment gains, approximately $513,000, result from the disposal of the investments supporting the ceded policies. Realization of investment gains and losses changes the pattern of expected future profits which forms the basis for the amortization of deferred acquisition costs. As a result of this gain, the amortization of deferred acquisition costs increased by approximately $299,000 and this increase is reflected in Underwriting, acquisition and insurance expenses). This transaction also increased Investment contract benefits recoverable approximately $9,700,000 and Unearned ceding commissions approximately $701,000.

Prior to 1996, the Delaware Insurance Department ("Delaware") expressed concern over Investors' ratio of statutory basis policy liabilities to capital and surplus. To address this concern, Investors entered into an agreement to cede a block of annuity policies with statutory policy reserves of $76,306,929 to NEL in March 1, 1996. This reinsurance agreement provided for an initial coinsurance period (up to five years) followed by full assumption of the specified policies (see discussion below). Investors will continue to service these policies through December 31, 2000. This agreement reduced Investors' ratio of statutory policy liabilities to capital and surplus below Delaware's target (see Note 8).

This agreement was amended effective December 31, 1996 to cede an additional statutory reserve of $6,986,644. The table below summarizes the impact of these transactions on the Company's 1996 Financial Statements (in thousands).

                                                         March 1    December 31
                                                        --------    -----------
Addition to Investment Contract Benefits Recoverable    $ 82,974       $ 7,811
Funds Transferred                                         78,688         6,957
                                                        --------       -------

Addition to Unearned Ceding Commission                     4,286           854
Related Deferred Acquisition Cost                          3,446           658
                                                        --------       -------
Increase in deferred profit portion of the
   Unearned Ceding Commission                             $  840       $   196
                                                        ========       =======

Related Deferred Acquisition Cost:
  Prior to Capital Gains                                 $ 5,700       $   728
  Amortized due to Capital Gains                           2,254            70
                                                         -------       -------

            Remaining                                    $ 3,446       $   658
                                                         =======       =======


Related Capital Gains                                     $3,697         $ 140
Related amortization of Deferred Acquisition Cost          2,254            70
                                                          ------       -------

Impact on Income Before Income Taxes                      $1,443         $  70
                                                          ======       =======


With regard to the initial agreement, Investors will pay NEL coinsurance allowances of 1% of the average statutory policy liability for the first 5 years. Thereafter, NEL will pay Investors 2% of the average statutory policy liability for the following 5 years. Initially this arrangement was expected to generate a small profit which would be recognized as its realization was assured. However, due to subsequent changes in the interest rate environment, the actuarial projections as of December 31, 1997 indicate a projected decline in the persistency of this business which will likely result in a net loss with a present value of $196,742 ($248,729 in 1996). This projected loss has been recognized as a valuation allowance against the prepaid reinsurance allowance of $1,359,142 ($626,603 in 1996) which is included in Investment Contract Benefits Recoverable in the accompanying Consolidated Balance Sheet and as an addition to Underwriting, Acquisition and Insurance Expenses in the accompanying Consolidated Statements of Income.

Under the provisions of its reinsurance agreement, NEL began to assume sole liability for the policies that were ceded to it in 1996. As sole liability is assumed by NEL, the Company removes its liability for Investment contracts, it related assets (Investment contract benefits recoverable and Deferred acquisition costs) and its Unearned ceding commissions from its balance sheet and recognizes the related profit portion of the Unearned ceding commission as Commission income and other income. During 1997, NEL assumed sole liability for investment contract liabilities of approximately $78,844,000. This assumption reduced both the Company's liability for Investment contracts and Investment contracts benefits recoverable by $78,844,000. Further, it reduced the Company's Deferred acquisition costs and Unearned ceding commissions by $2,651,767 and $3,247,060, respectively, and increased its Commission and other income by $595,293. There was no impact on either investment income or interest credited since the supporting investments were transferred previously and interest credited is presented net of reinsurance.


(6) NOTE PAYABLE

In connection with its acquisition of IIC Inc., which owns all the outstanding shares of Investors, IIG issued an $8,000,000 secured subordinated note payable due March 31, 1997, with interest at 8% payable quarterly ("IIG Note").
Payment of the IIG Note principal was due on March 31, 1997 and is currently in default.

As a result of material misrepresentations by the seller, IIG has several significant claims which, if sustained, should reduce the principal amount of the IIG Note and result in a refund of previously paid interest. However, these claim issues have not been settled. Until the spring of 1997, ownership of the IIG Note had been in dispute. The ownership issues have been resolved and negotiations related to the claims are currently on-going. The ultimate settlement of IIG's claims against the IIG Note will not result in any additional liability for IIG. In recognition of its claims against the IIG Note, IIG has withheld payment of interest since 1995, however, it continued to recognized interest expense in accordance with the original provisions of the IIG Note through March 31, 1997 (the IIG Note does not provide for interest subsequent to maturity and none has been accrued).

The creditor has filed a lawsuit seeking a judgment on the IIG Note (The Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc.; U.S.D.C., M.D. Fla 97-773-CV-ORI-19) and the Company is vigorously defending this action and is asserting its counterclaims against the creditor. The creditor has filed motions to dismiss many of the Company's defenses and counterclaims for various jurisdictional reasons. Management believes these defenses and counterclaims are properly before the Court and the motions will
be denied.   However, if this matter goes forward, the ultimate outcome of this case cannot be determined at this time.

(7) STOCK OPTIONS AND WARRANTS

IIG has instituted three incentive stock option plans for the benefit of employees or agents of the Company and its subsidiaries ("1982 Plan," "1992 Plan" and "Agents Plan").

Under the 1982 Plan, options for up to 67,409 shares of IIG's common stock are authorized and outstanding. These options may be exercised at a price of $0.625 per share. No options were granted under this plan in 1997 or 1996.

Under the 1992 Plan, options for up to 500,000 shares of IIG's common stock may to be granted to employees of the Company and/or its subsidiaries. During 1992, 340,000 options were granted under this plan of which 112,000 were vested at issue. The remaining 228,000 options vest over a four year period starting January 1, 1993, in amounts totaling 72,000; 72,000; 72,000 and 12,000, respectively. During 1994 and 1993, respectively, 17,500 and 87,500, additional options were granted, all of which vested at issue. No options were granted under this plan in 1997, 1996 or 1995, however, 45,000 options expired due to employee resignations and have been be returned to the pool of options available for grant under this plan.

Under the Agents Plan, purchase options for 57,300 and 96,400 shares of IIG's common stock were granted in 1996 and 1995, respectively. If unexercised, these options expire two years after the date of grant.

Outstanding options to purchase common stock at December 31, 1997 were as follows:
                                           Average
               Outstanding    Options       Option      Year of
                 Options    Exercisable     Price     Expiration
                 -------      -------      --------    -------
1982 Plan         67,409       67,409      $ 0.6250      2000
1992 Plan        400,000      400,000      $ 1.6082    2002-04
Agents Plan       57,000       57,000      $ 0.8432      1998

Under Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees," IIG makes no charges against income for the 1982 and 1992 plans since the exercise price of all options is equal to or greater than the market value of IIG's common stock at the date of each grant. Upon exercise of any of these stock options, the excess of the option price over the par value would be credited to additional paid-in capital.

Since the Company's agents are not employees, the fair value of the 57,300 options granted in 1996 ($13,872) was treated as an expense under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." There were no options granted in 1997. The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: no dividends, volatility of 32% to 82%, risk-free interest rates of 8.5% (for grants from 1994 through 1996) and expected lives of two years.

In 1989, IIG issued warrants to purchase 1,000,000 shares of its common stock. These warrants expired on March 31, 1997.

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

        -Prepaid Coinsurance Allowances. On a GAAP basis, if the present value of coinsurance allowances is an asset, any amounts paid are treated as deposits until realization of any profit is assured. Under statutory accounting, the present value of prospective payouts are recognized as a liability while the present value of any recoveries is ignored.

        -Deferred Acquisition Costs. These costs are treated as a period expense on a statutory basis, but are amortized over the expected gross profits under GAAP;

        -Goodwill. The excess of the purchase price of Investors over its identifiable assets and liabilities is deferred and amortized for GAAP. These costs are not recognized under statutory accounting.

        -Non-Admitted Assets. Certain designated assets are not recognized under statutory accounting;

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

In addition to these differences, from time-to-time, insurance companies may record transactions in different periods for regulatory purposes than under generally accepted accounting principles. The NEL reinsurance agreement (see
Note 5) was recorded in 1995 for statutory accounting but in 1996 under generally accepted accounting principles.

As a result of these differences, the statutory net income (loss) was ($550,445) and $118,743 in 1997 and 1996, respectively. The impact of these differences on the reported net worth of the Company is summarized below (in thousands):

                                                      1997            1996
                                                    --------        --------
Investors' statutory capital and surplus            $ 5,639         $ 5,382
Deferred acquisition costs                           37,447          46,760
Policy liability adjustment                          (3,236)         (4,396)
Unearned ceding commission                          (40,385)        (50,210)
Investment market value adjustment                      817            (242)
Cost in excess of net assets of businesses acquired   3,112           3,389
Interest maintenance and asset valuation reserves     1,261           1,621
Prepaid ceding allowances                             1,162             378
Non-admitted assets                                     137             178
Other, net                                               71             141
                                                    --------        --------

IIG's investment in Investors                         6,025           3,001
IIG's note payable and related accrued interest      (8,960)         (8,800)
Other assets and liabilities of IIG, net                484             (35)
                                                    --------        --------

IIG's GAAP basis shareholders' equity               $(2,451)        $(5,834)
                                                    ========        ========

At December 31, 1997, Investors' capital and surplus exceeded the $550,000
minimum required by the    insurance laws of its state of domicile, which is
Delaware. Prior to 1996, Delaware had expressed concern over Investors' ratio of statutory capital and surplus to policyholder liabilities. The Company stabilized this ratio by increasing the coinsurance percentage for new business to 100%, and later reduced this ratio to the level that Delaware believes is appropriate by consummating a coinsurance arrangement with NEL to reinsure a significant block of business (see Note 5).

Investors tests the ability of its investment portfolio to fund its liability to its policyholders under several possible future interest rate environments. The results of these tests are used by the state regulatory authorities to assess the adequacy of Investors' statutory liabilities. Based on the results of these tests, Investors increased its statutory liabilities by $215,000 as of year end 1997 (There were no prior adjustments to its statutory liabilities related to this issue.).

The NAIC has established risk-based capital standards to determine the capital requirements of a life insurance company based on the type and mixture of risks inherent in its operations. These standards require the computation of a risk-based capital amount which is then compared to a company's actual total adjusted statutory capital. The computation involves applying factors to various statutory financial data to address four primary risks: asset default, adverse insurance experience, interest rate risk and external events. These standards provide for regulatory attention when the percentage of total adjusted statutory capital to authorized control level risk-based capital is below certain levels. At December 31, 1997, Investors percentage of total adjusted statutory capital is in excess of ratios which would require regulatory action.

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


(9) REGULATORY ISSUES
Representing 42% of its new business in 1997, Arizona is a very important market for Investors. The Arizona Department has expressed its concern about Investors financial position and has engaged the Company in an on-going dialogue over the past few years. To address this concern, in addition to the reinsurance agreement (see Note 5), Investors agreed to reinsure either (a) all its current and prospective business on a 100% quota share basis or (b) all its current and prospective Arizona business on a full assumption basis upon the earliest of the following events:

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

While Investors continues to meet the first three provisions, it has not been able to raise the capital required to meet fourth provision. Although there can be no assurance that the Arizona Department will continue to defer enforcement of the fourth provision, the Arizona Department has not yet attempted to force compliance. To meet the conditions imposed by this agreement, IIG is currently seeking a buyer for Investors.

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

(10) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                           CONDENSED BALANCE SHEETS
                                PARENT COMPANY
                                (in thousands)

                                                           December 31,

        ASSETS                                          1997          1996
                                                       ------        ------
        Cash and cash equivalents                      $  -          $   72
        Equity securities, at market                      -              22
        Investments in affiliate and
           wholly-owned subsidiary                      6,644         3,000
        Income taxes recoverable                          123           -
        Other assets                                       23             3
                                                       ------        ------

                Total assets                           $6,790        $3,097
                                                       ======        ======



        LIABILITIES AND CAPITAL DEFICIT

        Liabilities:
                Note payable                           $8,000        $8,000
                Accrued interest on note payable          960           800
                Due to affiliates                         164           -
                Accrued expenses                          117           131
                                                       ------        ------

                        Total liabilities               9,241         8,931
                                                       ------        ------

        Commitments & Contingencies

        Capital Deficit:
                Common stock                            1,420         1,420
                Additional paid-in capital              3,656         3,656
                Net unrealized investment
                    gains (losses)                      1,821          (586)
                Accumulated deficit                    (9,340)      (10,316)
                Treasury stock                             (8)           (8)
                                                       ------        ------

                        Total Capital Deficit          (2,451)       (5,834)
                                                       ------        ------

               Total Liabilities and Capital Deficit   $6,790        $3,097
                                                       ======        ======

                        CONDENSED STATEMENTS OF INCOME
                                PARENT COMPANY
                            Year Ended December 31,
                                (in thousands)

                                                        1997          1996
                                                       ------        ------
        Revenue:
                Investment income                     $   -         $     2
                Realized investment gains                  12           -
                Management fees                           139           580
                                                       ------        ------

                        Total revenue                     151           582
                                                       ------        ------

        Expenses:
                General and administrative expenses       283           787
                Forgiveness of Debt from IMG              -             176
                Interest expense                          160           640
                                                       ------        ------

                        Total expenses                    443         1,603
                                                       ------        ------

        Loss before equity in net income
          of subsidiaries and income taxes               (292)       (1,021)
        Equity in net income of subsidiaries            1,245         1,365
                                                       ------        ------

        Income before income taxes                        953           344
        Income tax benefit                                 23           -
                                                       ------        ------

        Net Income                                     $  976        $  344
                                                       ======        ======

                      CONDENSED STATEMENTS OF CASH FLOWS
                                PARENT COMPANY
                            Year Ended December 31,
                                (in thousands)

                                                              1997      1996
                                                            -------   -------
Cash flows used in operating activities:
      Net income                                            $   976   $   344
      Adjustments to reconcile net income to
        net cash used in operating activities:
          Equity in net income of subsidiaries               (1,245)   (1,365)
          Realized investment gains                             (11)      -
          Change in other assets and other
            liabilities, net                                    190       780
                                                             ------    ------

Net cash used in operating activities                           (95)     (241)

Cash flows from investing activities:
      Proceeds from the sale of investments                      22       -

Cash flows from financing activities:
      Common stock  issued                                      -          41
                                                             ------    ------

Net decrease in cash and cash equivalents                       (72)     (200)
Cash and cash equivalents, beginning of year                     72       272
                                                             ------    ------

Cash and cash equivalents, end of year                       $  -      $   72
                                                             ======    ======

Supplemental disclosures of cash flow information:
     Cash paid (received) during the year for:
           Income taxes, net                                 $  (64)   $  -
           Interest                                             -         -

As a result of its funds shortage, IIG was unable to supply the working capital required by IMG. To address this problem, as part of an agreement with Delaware, IIG forgave all its intercompany debt from IMG on December 31, 1996 then contributed all of its IMG stock to Investors on January 1, 1997. Thereafter, Investors advanced the required working capital to IMG.

Historically, IIG has operated as an NMA recruiting agents for Investors. The resulting override commission related to Investors' new business was IIG's primary source of funds. However, Investors' new business declined substantially in 1997; during the last few months of 1997, the override commissions were less than the related NMA expenses. Therefore, IIG terminated the NMA operation as of December 31, 1997. As a result, IIG no longer has this potential source of income.

Based on its intercompany tax sharing agreement, each subsidiary pays IIG the income taxes due on a separate return basis and IIG retains, or makes up, the difference between this sum and the consolidated result. In 1997, IIG received a tax benefit of approximately $64,000 in excess of the amounts to be returned to its subsidiaries related to the 1996 tax return. In 1998, IIG expects to receive a tax benefit approximately $41,000 less than the amount to be returned to its subsidiaries related to the 1997 tax return. It is unclear how IIG will raise the funds for this payment.

IIG's operating funds have been depleted. Investors is adequately capitalized, however, insurance laws and regulations restrict IIG's access to these funds through dividends or other arrangements. While IIG continues its search for additional capital or a buyer for Investors, there can be no assurance these efforts will be successful.


(11) PREFERRED STOCK

IIG is authorized to issue 20 million shares of no-par preferred stock. IIG's Board is authorized to establish the actual number of shares to be issued in a series, fix the designations, powers, preferences and rights within a series of shares and set the qualifications, limitations or restrictions thereof without further shareholder approval. The Board has taken no action relating to these shares and none have been issued.


(12) RELATED PARTY TRANSACTIONS

Under a consulting agreement which was terminated in March 1996, Mr. Goebert (one of the Company's directors) received $24,999 in 1996. Mr. Palmarella (one of the Company's directors prior to March 1997) is a principal shareholder in the law firm of Palmarella & Sweeney, P. C., which received legal fees of $39,529 and $177,945 in 1997 and 1996, respectively.


(13) COMMITMENTS & CONTINGENCIES

The Company is party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position.

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

Name Position with the Company and Principal Occupation or Employment During Past Five Years

Melvin C. Parker (1)(3)
7200 W. Camino Real, suite 203
Boca Raton, FL 33433
Age 54
Director Since January 3, 1992

                       Chairman of the Board of Directors of the Company since March 15, 1996; President, Chief Executive Officer and a Director of the Company since January 1992; Treasure of the Company since November 1995; President, Chief Executive Officer and a Director of IIC, Inc. and Investors Insurance Corporation since June 1990; President, Treasurer and a Director of Investors Marketing Group, Inc. since June 1994;

Donald F.U. Goebert (1)
342 Willowbrook Lane
West Chester, PA 19382
Age 61
Director Since June 11, 1987

                       Vice President and a Director of the Company from June 1987 to present; Secretary and Treasurer of the Company from June 1987 to June 1992; until 1995, Director of Jupiter Tequesta Bank; Director of Progress Financial Corporation; Chairman of the Board of RELM Wireless Corporation for more than the past five years.

Jesse H. Riebman (2)
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006
Age 69
Director Since September 25, 1996

                       Director of the Company since September 25, 1996; AEL Industries, Inc. from October 1959 to February 1996:
                       Treasurer 1963, Vice President 1980; September 25, 1996


(1) Designates member of Executive Committee
(2) Designates member of Finance/Audit Committee
(3) Designates member of Compensation Committee



Directors Compensation

A director receives a fee in the amount of $500 for each meeting of the Board of Directors and receives a fee in the amount of $300 for each meeting of any standing committee of the Board of Directors. The Company has no other arrangements regarding compensation for services as a director and these fees were suspended indefinitely in early 1997.

Executive Officers

The name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.



Name                     Office                             Initial Date
                                                            of Office
------------------------ ---------------------------------- -------------
Melvin C. Parker, Age 54
                         Chairman of the Board of Directors March 1996
                         President                          January 1992
                         Treasurer                          November 1995

Donald F.U. Goebert, Age 61
                         Vice President                     July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until a successor is elected and has qualified, or until the earlier of his death, resignation or removal from office.

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


Item 10. Executive Compensation

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 1997, 1996 and 1995 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE

          Annual Compensation   Long Term (4)



Name and            ------Annual Compensation--------   Options/   All Other
Principle Position  Year  Salary($) Bonus($)  Other($) SARs(#)(4) ($)(2)(3)(5)
------------------  ----  --------- --------  --------  --------  ------------

Melvin C. Parker,
President and CEO   1997   237,914    3,932   6,000(1)      -           24,500
                    1996   230,038   21,447   6,000(1)      -           25,000
                    1995   230,038   67,056   6,000(1)      -           27,300

Susan F. Powell,
Executive Vice President
of Investors Insurance Corporation
                    1997   113,999    1,189     -           -           11,557
                    1996   114,400    6,434     -           -           12,083
                    1995   115,300   20,117     -           -           13.452

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


Executive and Other Employee Benefit Plans

                       Incentive Stock Option Plan No. 1

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company in 1982 which provides that (a) options for up to 200,000 shares of common stock may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than fair market value on the date of grant; (c) the term of an option may not exceed ten (10) years and will end no later than three (3) months after termination of employment, death or retirement or one (1) year after date of permanent disability; and (d) such other terms as set forth in the Plan or as may be set by the Company's Board of Directors. The Plan and each option is subject to the provisions of section 422 of the Internal Revenue Code of 1986, as amended. The Plan is applicable only to those options currently outstanding (67,409 shares) and no additional options may be granted under the Plan.


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

                     OPTION VALUES AS OF DECEMBER 31, 1997

                Number of Unexercised Options    Value of Unexercised at
                   at December 31, 1997 (#)       In-the-Money Options
                                                at December 31, 1997($) *
                  -------------------------     -------------------------
Name              Exercisable Unexercisable     Exercisable Unexercisable
----------------  ----------- -------------     ----------- -------------
Melvin C. Parker      325,000       -                -           -
Susan F. Powell        40,000       -                -           -
Donald F.U. Goebert    67,409       -                -           -

   * Value determined from market price at the fiscal year end ($0.03) less exercise price. The actual value, if any, an executive may realize will depend on the stock price on date of exercise of option, so there is no assurance the value stated will be equal to the value realized by the executive.


                       Simplified Employee Pension Plan

On January 1, 1992, the Company's subsidiary, Investors Insurance Corporation, adopted a Simplified Employee Pension Plan. This same plan was subsequently adopted by the Company on June 11, 1993. Under the Plan, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). A ten percent (10%) of salary contribution was made for the 1997 and 1996 fiscal years. Contributions under the Plan are not mandatory.


                          Deferred Compensation Plan

The Company executed a Deferred Compensation Plan with Melvin C. Parker in 1994. The terms of this Plan provide for the annual payment of $8,500 to a Trust Account for the benefit of Mr. Parker. Upon Mr. Parker's retirement, disability or death, such amount which is existing in said Trust Account shall be paid to him or his beneficiary. The Trust Account is maintained pursuant to a Trust Agreement, the sole trustee is Ronald W. Hayes. The Trust Account is subject to the claims of the general creditors of the Company in the event the Company becomes insolvent, but other than for insolvency, the monies deposited into the Trust Account cannot revert back to the Company. During 1997, the assets of the Trust were taken in partial settlement of the a judgment (see Note 3 to the financial statements) While the deferred compensation Plan remains in effect, the are currently no assets in the Trust.

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


                                            Shares Owned
Name and Address                         Beneficially as of       Percent of
 of Beneficial Owner                      February 23, 1998        Class (1)
-------------------------                ------------------       ----------
Melvin C. Parker                             399,075 (2)             12.6%
7200 W. Camino Real
Boca Raton, Florida 33433

Donald F.U. Goebert                          949,621 (3)             32.7%
342 Willowbrook Lane
West Chester, PA 19382

Susan F. Powell                               41,000 (4)              1.4%
3030 Hartley Road
Jacksonville, FL 32257

Jesse H. Riebman                             125,000 (5)              4.4%
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006

All Directors and Officers
        of the Company                     1,514,696 (2-5)           46.3%


(1) These percentages are computed by dividing the number of shares of common stock shown for each person by the sum of (i) the number of shares of common stock outstanding on February 23, 1998, and (ii) the number of shares which that particular person beneficially owns pursuant to stock options and stock warrants.

(2) The shares listed as being beneficially owned by Mr. Parker include 325,000 options granted pursuant to Incentive Stock Option Plan 2.

(3) Mr. Goebert is the direct owner of 195,554 shares and has options to purchase 67,409 shares of the Company's Stock pursuant to Incentive Stock Option Plan 1. In addition, Mr. Goebert has beneficial ownership through Chester County Fund, Inc. of 686,658 shares.

(4) The shares listed as beneficially owned by Ms. Powell include options granted to her to purchase 40,000 shares pursuant to Incentive Stock Option Plan 2.

(5) The shares listed as beneficially owned by Mr. Riebman include 8,000 shares owned by his wife.

The Securities and Exchange Commission requires filing of public reports by directors, officers and beneficial owners of more than ten (10%) percent of any class of Securities of a company registered pursuant to Section 12 of the Securities Exchange Act. The rules require proxy statement disclosure of those directors, officers and more than ten (10%) percent beneficial owners that fail to file required reports or that fail to timely file such reports. The Company requests and has received confirmations of compliance from each of its directors and officers. The Company is not aware of any failure to file the required documents.


Item 12. Certain Relationships and Related Transactions

Transactions Involving Directors and Officers

Mr. Palmarella, a director of the Company until March 1997, is a principal shareholder in the law firms of Palmarella & Sweeney, P.C. and/or Mirarchi &
Palmarella, P.C.   During 1997, those firms received $39,529 for legal
services and related costs and expenses. The aforesaid transactions were in the ordinary course of business and at normal or lower than commercial prices and terms.


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

                See Index to Financial Statements on page 22.

        2.      Exhibits
                See the Exhibit Index of this Annual Report on Form 10-KSB at page 62.

(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 1997 or the first quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              INVESTORS INSURANCE GROUP, INC.


March 30, 1998                                By:  /s/ Melvin C. Parker
                                              --------------------------------
                                              Melvin C. Parker, President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The duties and responsibilities of the chief financial officer and controller have been distributed among the officers and directors.


By:     /s/ Melvin C. Parker                              March 30, 1998
        ----------------------------
        Melvin C. Parker, President,
         Chief Executive Officer and Director

By:     /s/ Donald F. U. Goebert                          March 30, 1998
        ----------------------------
        Donald F. U. Goebert, Director


By:     /s/ Jesse H. Riebman                              March 30, 1998
        ----------------------------
        Jesse H. Riebman , Director

                        Investors Insurance Group, Inc.
                                  Exhibit Index
 Regulation S-K
 Exhibit Table
 Reference                 Description of Exhibit                    Document
 -------- ------------------------------------------------    -----------------
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

  10      Addendum No. 9, effective January 19, 1996 to     see 1996 Form 10KSB
          Reinsurance Agreement INVE0001 between
          Registrant's subsidiary, Investors Insurance
          Corporation and Republic-Vanguard Life
          Insurance Company.

  10      Addendum No. 10, effective September 1, 1996 to   see 1996 Form 10KSB
          Reinsurance Agreement INVE0001 between
          Registrant's subsidiary, Investors Insurance
          Corporation and Republic-Vanguard Life
          Insurance Company.

  10      Addendum No. 11, effective January 1, 1997 to     see Form 10QSB
          Reinsurance Agreement INVE0001 between           dated March 31, 1997
          Registrant's subsidiary, Investors Insurance
          Corporation and Republic-Vanguard Life
          Insurance Company.

  10      Addendum No. 12, effective September 30, 1997    see Form 10QSB
          to Reinsurance Agreement INVE0001 between    dated September 30, 1997
          Registrant's subsidiary, Investors Insurance
          Corporation and Republic-Vanguard Life
          Insurance Company.

  10      Reinsurance Agreement between the Registrant's      see 1995 Form 10K
          subsidiary, Investors Insurance Corporation and
          New Era Life Insurance Company, effective
          December 31, 1995.

  10      Amendment No. 1 to the Reinsurance Agreement      see 1996 Form 10KSB
          between the Registrant's subsidiary, Investors
          Insurance Corporation and New Era Life Insurance
          Company, effective December 31, 1996.

  10      Third Party Administration Agreement dated       see From 10QSB dated
          October 18, 1996 between the Registrant's          September 30, 1996
          subsidiary, Investors Marketing Group, Inc.
          and Republic-Vanguard Life Insurance Company.

  10      Management and Service Agreement between            see 1995 Form 10K
          Registrant and Registrant's subsidiary, Investors
          Insurance Corporation, effective January 1, 1993.
          (Note: see termination agreement)

  10      Management Agreement between Registrant and         see 1995 Form 10K
          Registrant's subsidiary, Investors Marketing
          Group, Inc., effective June 10, 1994.
          (Note: see termination agreement)

  10      Termination of Management and Service Agreement           10.01
          between Registrant and Registrant's subsidiary,
          Investors Insurance Corporation, effective
          December 31, 1997

  10      Termination of Management Agreement between               10.02
          Registrant and Registrant's subsidiary,
          Investors Marketing Group, effective
          December 31, 1997

  10      Management Agreement between the Registrant's             10.03
          subsidiaries Investors Insurance Corporation and
          Investors Marketing Group, Inc. effective
          January 1, 1998

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

  10      Agreement with California to raise additional       see 1995 Form 10K
          capital for Investors Insurance Corporation dated February 20, 1996.

  10      Agreement dated July 30, 1997 with Arizona          see Form 10QSB
          regarding reinsurance and certain operating       dated June 30, 1997
          issues.

  11      Statement of Computation of Earnings per Share. See Consolidated
                                                          Statement of
                                                          Operations and Note 1
                                                          to the Consolidated
                                                          Financial Statements.

  21      Subsidiaries of Registrant.                               21.01

  27      Financial Data Schedule                                   27.01













































       10.01.01
                             TERMINATION AGREEMENT

THIS TERMINATION AGREEMENT (hereinafter referred to as "Agreement") is hereby made effective this 31st day of December, 1997 by and between INVESTORS INSURANCE CORPORATION, a Corporation organized under the laws of Delaware (hereinafter referred to as "IIC"), and INVESTORS INSURANCE GROUP, INC. a Corporation organized under the laws of Florida (hereinafter referred to as "IIG")

WHEREAS, IIC and IIG entered into a Management and Service Agreement (the "Management Agreement") dated January 1, 1993; and

WHEREAS, The parties have determined that it is to their mutual benefit to terminate the Management and Service Agreement under the terms and conditions set forth below;

NOW THEREFORE, in consideration of mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby confessed and acknowledged, the parties hereto mutually understand and agree as follows, to wit:

1. Termination.

    A. The Management Agreement is hereby terminated effective December 31st, 1997.

    B. The sixty (60) day notice provision of Article 4.A. of the Management Agreement is hereby waived.

2. Compensation.

    A. The parties acknowledge that any and all debts and things owed by one party to the other pursuant to Article 4.D. or Article 5. of the Management Agreement or otherwise within the Management Agreement are waived in consideration of the parties' agreements and representations as set forth in Paragraph 2.B., 2.C. & 2.D. below.

    B. IIG waives any and all rights to unpaid commissions due from IIC through December 31, 1997 and subsequent vested commissions due under the Management Agreement under Article 5.B., 5.C. or otherwise.

    C. IIG permanently grants IIC the right to utilize IIG's agent list.

    D. IIC waives any and all rights to unpaid expense reimbursements due from IIG through December 31, 1997.

3. Employees. Effective January 1, 1998, all current employees of IIG shall become employees of IIC. The former IIG employees shall enjoy all the rights, duties and privileges of IIG employees.

4. Entire Agreement. This Agreement represents the entire agreement of the Parties hereto with respect to the subject matter hereof superseding all prior commitments of any kind. This Agreement may not be amended or supplemented, nor may any rights hereunder be waived except in writing signed by all of the Parties hereto.

5. Applicable Law. This Agreement will be interpreted under the laws of the State of Florida in Duval County.

       10.01.02

6. Invalidity. If any term or provision of this Agreement or any application thereof shall be invalid or unenforceable, the remainder of this Agreement and any other application of such provision shall not be affected thereby.

7. Waiver. The failure of IIG or IIC to enforce any provision of this Agreement shall not constitute a waiver thereof.


IN WITNESS WHEREOF, the Parties hereto have duly executed this Agreement as of the date first written above.

ATTEST:                                 INVESTORS INSURANCE CORPORATION

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President



ATTEST:                                 INVESTORS INSURANCE GROUP, INC.

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President


































       10.02.01

                             TERMINATION AGREEMENT

THIS TERMINATION AGREEMENT (hereinafter referred to as "Agreement") is hereby made effective this 31st day of December, 1997 by and between INVESTORS MARKETING GROUP, INC., a Florida Corporation (hereinafter referred to as "IMG") and INVESTORS INSURANCE GROUP, INC., a Florida Corporation (hereinafter referred to as "IIG")

WHEREAS, IMG and IIG entered into a Management and Service Agreement (the "Management Agreement") dated June 10, 1994; and

WHEREAS, The parties have determined that it is to their mutual benefit to terminate the Management and Service Agreement under the terms and conditions set forth below;

NOW THEREFORE, in consideration of mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby confessed and acknowledged, the parties hereto mutually understand and agree as follows, to wit:

1. Termination.

    A. The Management Agreement is hereby terminated effective December 31st, 1997.

    B. The sixty (60) day notice provision of Article 3.A. of the Management Agreement is hereby waived.

2. Compensation. Each party waives all rights to any and all debts, receivables, payables and things owed by the other party pursuant to the Management Agreement or otherwise in consideration of the other party's mutual waiver thereof.

3. Entire Agreement. This Agreement represents the entire agreement of the Parties hereto with respect to the subject matter hereof superseding all prior commitments of any kind. This Agreement may not be amended or supplemented, nor may any rights hereunder be waived except in writing signed by all of the Parties hereto.

4. Applicable Law. This Agreement will be interpreted under the laws of the State of Florida in Duval County.

5. Invalidity. If any term or provision of this Agreement or any application thereof shall be invalid or unenforceable, the remainder of this Agreement and any other application of such provision shall not be affected thereby.

6. Waiver. The failure of IIG or IMG to enforce any provision of this Agreement shall not constitute a waiver thereof .










       10.02.02

IN WITNESS WHEREOF, the Parties hereto have duly executed this Agreement as of the date first written above.


ATTEST:                                 INVESTORS INSURANCE GROUP, INC.

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President


ATTEST:                                 INVESTORS MARKETING GROUP, INC.

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President










































       10.03.01


                             MANAGEMENT AGREEMENT

THIS AGREEMENT is hereby made effective the 1st day of January, 1998, by and between INVESTORS INSURANCE CORPORATION, a Delaware Corporation (hereinafter referred to as "IIC"), and INVESTORS MARKETING GROUP, INC., a Florida Corporation (hereinafter referred to as "IMG").

WHEREAS, IIC has the experience and personnel to render management and other related services to IMG; and

WHEREAS, IMG, is the National Marketing Agency and Third Party Administrator for various insurance companies; and

WHEREAS, the parties hereto are desirous of reaching an agreement with regard to management and other related services;

NOW THEREFORE, in consideration of the mutual covenants and promises herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1. MANAGEMENT AND OTHER SERVICES.

    A. IIC shall provide the following services to IMG to assist IMG in the furtherance of its duties as a National Marketing Agency and Third Party Administrator. IMG agrees that it will purchase the below services from IIC. IIC agrees that during the term of this Agreement that it will provide through its personnel facilities and network of independent service providers the services required by IMG. The services contemplated to be sold and purchased hereunder are as follows:

         (1). Senior Management Services

              (a). Coordinate policy and personnel decisions

              (b). Manage the business hierarchy and operations

              (c). Obtain operating capital

         (2). Accounting services

              (a). General Accounting

                   (i). Maintain general ledger

                   (ii). Maintain accounts receivable/payable

                   (iii). Handle all financial reporting

              (b). Investment Accounting

                   (i). Maintain investment reporting system

                   (ii). Handle all investment reporting

              (c). Customer activity summaries and accounting records

       10.03.02

              (d). Actuarial valuations and analysis

         (3). General Administrative services

              (a). Personnel and payroll services

              (b). Office equipment and supplies | inventory and supply

              (c). Miscellaneous office services

         (4). Insurance Administrative Services

              (a). New Business Services

                   (i).  Underwriting

                   (ii). Prepare and issue policies

              (b).  Policyholder Service

                   (i).   Maintain policy records

                   (ii).  Handle policyholder inquiries and complaints

                   (iii).  Process policy claims, changes, etc.

              (c). Marketing and Agency Services

                   (i). Recruit and develop new agents

                   (ii). Process new agent licensee

                   (iii). Maintain agent records

                   (iv). Monitor market conduct issues

              (d). Regulatory Compliance Services

         (5). Obtain and Coordinate External Professional Services

               (a). Legal services

               (b). Accounting and auditing services

               (c). Actuarial services

               (d). Investment advisor services

               (e). Reinsurance company services

    B. IIC agrees that all information obtained by it in the course of rendering the aforementioned services shall at all times remain confidential. IMG's written permission shall be required to release any information to non-affiliated persons or entities. Notwithstanding the above, IIC shall be free to release information to any government agency, bureau or other office upon proper request and nothing herein shall prevent IIC from releasing any information in furtherance of its duties to provide the services hereunder.
       10.03.03

    C. Nothing herein shall prevent or prohibit IIC from providing management and other services to any other person or entity provided, however, such duties do not interfere with IIC's obligations under this Agreement.

2.  RELATIONSHIP.

    A. IMG and IIC shall have full and free access at the home office of the other reasonable notice during normal business hours to inspect all books, records, files and personnel directly related to the services provided hereunder.

    B. IIC hereby agrees to indemnify and hold harmless IMG for any losses, damages, fines, penalties or any other costs incurred by IMG as a result of any acts or omissions to act of IIC's officers, employees and independent service providers.

3. TERMINATION.

    A. Term: This Agreement shall be effective as of January 1, 1998. This Agreement shall remain in effect until December 31, 1998 and shall automatically be renewed for successive one (1) year periods unless either party gives the other party sixty (60) days written notice of termination prior to the end of each term or period.

    B. Other: This Agreement may be terminated prior to the time specified in Subsection A. above, under any of the following circumstances:

         (1). By any Party to this Agreement at any time with ten (10) business days written notice if there is a material breach of this Agreement, which written notice shall specify the reasons for the termination. This Agreement shall not terminate but continue in effect if the material breach is cured prior to the expiration of the ten (10) day notice period. If the material breach is not cured within the ten (10) day notice period, the non-breaching party can immediately terminate this Agreement by providing the breaching party notice of the immediate termination within seven (7) days of the expiration of the ten
              (10) day notice period.

         (2). By any Party to this Agreement without notice or delay in the event of bankruptcy insolvency or receivership of any Party to this Agreement or in the event of an assignment for the benefit of creditors by any Party to this Agreement.

         (3). Change in control of IIC.

         (4). The mutual agreement of the Parties.

    C. No termination shall affect the rights of IIC to any compensation due to it pursuant to this Agreement.







       10.03.04

    D. In the event of the expiration or termination of Agreement, IIC agrees to deliver all IMG property to IMG and to repay any existing indebtedness to IMG. Conversely, IMG shall pay any indebtedness it may then owe to IIC including, without limitation, all payments due under
       Section 4. This contract shall automatically terminate in the event IIC ceases to do business as a corporation, in which case all compensation due and thereafter becoming due to IIC shall be payable to its successor or duly appointed representative.

4. COMPENSATION. For the management and other services provided hereunder IMG shall pay to IIC a monthly fee, to be determined annually based on budget projections of covered expenses, payable on the 15th day of each month. If actual volume levels are substantially different from the projections, the monthly fees may be revised more frequently. In addition, IMG agrees to remit to IIC charges for extraordinary services rendered hereunder.

5. EXPENSE REIMBURSEMENT. While IMG plans to pay certain expenses directly (legal, accounting, actuarial, advertising, printing, taxes, etc.), IMG shall reimburse IIC for IIC's out-of-pocket costs and expenses it incurs to perform the services hereunder.

6. NOTICE. All notices, requests, demands and other communications called for in this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or five (5) days after being mailed by United States certified or registered mail, postage prepaid, addressed to the Parties, their successors in interest or their assigns, at the following addresses or at such other addresses as the Parties may designate by written notice in the manner aforesaid:

    If to IMG:                             If to IIC :

       Susan F. Powell                        Susan F. Powell
       Senior Vice President                  Senior Vice President
       INVESTORS MARKETING GROUP, INC.        INVESTORS INSURANCE CORPORATION
       3030 Hartley Road                      3030 Hartley Road
       Suite 390                              Suite 390
       Jacksonville, Florida 32257            Jacksonville, Florida 32257

7. LEGAL PROCEEDINGS. Each party shall promptly notify the other Party of any complaint, legal proceeding, process, suit, hearings, threats of suit, subpoena or any other form of legal process from any state insurance department or otherwise in connection with any transaction covered by this Agreement. Each Party to this Agreement agrees to indemnify and hold the other party harmless for any and all monetary damages, costs and expense, including reasonable attorney's fees, incurred by the other party for any legal action pending or threatened wherein the liability is solely the result of an act or failure to act of the other party. Neither party shall have the authority to institute legal proceedings on behalf of the party without approval in advance by the other party in writing.

8. DELEGATION OF DUTIES: IIC may delegate any function to be performed by it hereunder to any wholly owned subsidiary or affiliate, or to a third party service provider,provided it obtains the written consent of IMG to such delegation. Any such delegation shall not, however, relieve IIC of it's obligations under this Agreement.



       10.03.05

9. ENTIRE AGREEMENT. This Agreement and any documents required to be delivered pursuant to the terms hereof present the entire agreement of the Parties hereto with respect to the subject matter hereof superseding all prior commitments of any kind. This Agreement may not be amended or supplemented, nor may any rights hereunder be waived except in writing signed by all or the Parties hereto. The failure of IIC or IMG to enforce any provision of this Agreement or any regulation they may promulgate shall not constitute a waiver thereof.

10. APPLICABLE LAW. This Agreement will be interpreted under the laws of the state of Florida in Duval County. IMG and IIC shall abide by all the laws of any federal, state and city government, department or bureau having jurisdiction or supervision over the service to be provided hereunder, the Product to be sold hereunder and the conduct of such business.

11. INVALIDITY. If any term or provision of this Agreement or any application thereof shall be invalid or unenforceable, the remainder of this Agreement and any other application or such provision shall not be affected thereby.

12. WAIVER. The waiver by IMG hereto of any breach or default shall not constitute a waiver of any different or subsequent breach or default.


IN WITNESS WHEREOF, the Parties hereto have duly executed this Agreement as of the date first written above.


ATTEST:                                 INVESTORS INSURANCE CORPORATION

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President



ATTEST:                                 INVESTORS MARKETING GROUP, INC.

/s/ Susan F. Powell                     /s/ Melvin C. Parker
______________________________          ______________________________
Witness                                 Melvin C. Parker, President


















       21.01

                         Subsidiaries of the Registrant

As of December 31, 1997, Investors Insurance Group, Inc. owned all the outstanding shares of IIC, Inc. which in turn owned all the outstanding share of Investors Insurance Corporation. Investors Insurance Corporation owned all the outstanding share of Investors Marketing Group, Inc.