Form 10QSB
period 1998-03-31
INVESTORS INSURANCE GROUP INC
filed 1998-05-15
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1998

                [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        EXCHANGE ACT

                        For the transition period
             from.......................to........................

                         Commission File Number 1-8069

                        Investors Insurance Group, Inc.
       (Exact name of small business issuer as specified in its charter)


                Florida                                      13-2574130
        (State or other jurisdiction                        (IRS Employer
      of incorporation or organization)                    Identification No)


        342 Willowbrook Lane
           West Chester, PA                                     19382
 (Address of principal executive office)                      (Zip Code)

                                (610)-430-3900
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 1998, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - March 31, 1998
                and December 31, 1997                                      3

        Item 1: Consolidated Statements of Operations - three months
                ended March 31, 1998 and 1997                              5

        Item 1: Consolidated Statements Comprehensive Income - three
                months ended March 31, 1998 and 1997                       6

        Item 1: Consolidated Statements of Cash Flows - three months
                ended March 31, 1998 and 1997                              7

        Item 1: Notes to Consolidated Financial Statements                 9

        Item 2: Management's Discussion and Analysis                      12

 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         14

        Item 2: Changes in Securities                                     14

        Item 3: Default Upon Senior Securities                            14

        Item 4: Submission of Matters to a Vote of Security Holders       14

        Item 5: Other Information                                         14

        Item 6: Exhibits and Reports on Form 8-K                          14

 SIGNATURES                                                               15

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

               Investors Insurance Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                            (Dollars in thousands)


ASSETS                                               1998            1997
                                                  -----------    -----------
                                                  (unaudited)
Investments:
  Fixed maturities held to maturity, at
       amortized cost (market $9,223 in 1998
       and $9,229 in 1997)                          $  8,197        $  8,198
  Securities available for sale:
     Fixed maturities, at market (amortized
        cost $45,893 in 1998 and $47,835 in 1997)     46,780          48,616
  Short-term investments                                 265             265
  Mortgage loans on real estate                          205             288
  Policy loans                                           488             544
                                                    --------        --------

                                   Total              55,935          57,911

Cash and cash equivalents                              4,328           4,728
Investment in common stock of affiliate,
     at market (cost $992 in 1998 and 1997)            1,955           1,996
Accrued investment income                                461             421
Deferred acquisition costs                            35,282          37,447
Reinsurance benefits receivable                        4,203           1,792
Investment contract benefits recoverable             383,601         395,858
Reinsurance benefits recoverable                       6,017           5,722
Cost in excess of net assets of businesses
     acquired (less accumulated amortization
     of $1,639 in 1998   and $1,568 in 1997)           3,043           3,112
Income tax recoverable                                   150             146
Other assets                                             290             706
                                                     -------         -------

                                Total Assets        $495,265        $509,839
                                                     =======         =======












See accompanying notes to consolidated financial statements Investors

                    Insurance Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                            (Dollars in thousands)


LIABILITIES AND CAPITAL DEFICIT                       1998            1997
                                                    --------        --------
Liabilities:
   Future policy benefits and claims:
      Investment contracts                          $436,984        $450,649
      Life insurance reserves                         10,818          10,602
      Accident & health claim reserves                     7               7
      Unearned ceding commission (including
           deferred gross profits of $6,978
           in 1998 and $7,422 in 1997)                38,001          40,385
   Note payable                                        8,000           8,000
   Amounts due to reinsurer                              -                50
   Accrued expenses                                    1,059           1,147
   Other liabilities                                   2,638           1,450
                                                    --------        --------

                             Total Liabilities       497,507         512,290
                                                    --------        --------

Commitments & Contingencies

Capital Deficit:
   Preferred Stock, no par, authorized 20,000,000
        shares, none issued                              -               -
   Common Stock, $.50 par value; authorized
        30,000,000 shares; issued 2,840,582 in
        1998 and 1997; outstanding  2,836,582
        in 1998 and 1997                               1,420           1,420
   Additional paid-in capital                          3,656           3,656
   Net unrealized investment gains                     1,895           1,821
   Accumulated deficit                                (9,205)         (9,340)
   Treasury stock, at cost (4,000 shares in
        1998 and 1997)                                    (8)             (8)
                                                    --------        --------

                                                      (2,242)         (2,451)
                                                    --------        --------

             Total Liabilities and Capital Deficit  $495,265        $509,839
                                                     =======         =======












See accompanying notes to consolidated financial statements Investors

                    Insurance Group, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
              For the Three Months Ended March 31, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                      1998            1997
                                                    --------        --------
Revenue:
  Net investment income                             $  1,045        $  1,230
  Realized investment gains (losses)                      23              (2)
  Premium and policy fees                                242             380
  Commission and other income                            690           1,076
                                                    --------        --------

                      Total revenue                    2,000           2,684

Benefits and Expenses:
  Current and future insurance benefits                  115             213
  Interest on investment contracts                       674             831
  Underwriting, acquisition and insurance expenses     1,029           1,257
  Other expenses                                          70             230
                                                    --------        --------

                     Total benefits and expenses       1,888           2,531
                                                    --------        --------

         Income before income tax benefit                112             153
Income tax benefit                                       (23)            (33)
                                                    --------        --------

Net income                                          $    135        $    186
                                                    ========        ========

Basic and fully diluted earnings per
     share of common stock                          $   0.05        $   0.07
                                                    ========        ========

Weighted average number of shares outstanding      2,836,282       2,836,282
                                                   =========       =========


















See accompanying notes to consolidated financial statements.

               Investors Insurance Group, Inc. and Subsidiaries
          Consolidated Statements of Comprehensive Income (unaudited)
              For the Three Months Ended March 31, 1998 and 1997
                            (Dollars in thousands)

                                                      1998            1997
                                                    --------        --------
Net Income                                          $    135        $    186
                                                    --------        --------

Other comprehensive income, before tax
   Unrealized investment gains:
       Current unrealized investment gains                87           1,481
       Less: reclassification adjustment
             for gains included in net income            (23)              2
                                                    --------        --------

       Net change in unrealized investment gains          64           1,483
                                                    --------        --------

       Impact on DAC                                    (136)           (935)
       Impact on UCC                                     146             992
                                                    --------        --------

       Net impact of unrealized gains and losses
          before income taxes                             74           1,540
                                                    --------        --------

   Income tax expense related to items of other
        comprehensive income:
           Deferred tax expense                          (45)           (391)
           Change in deferred tax valuation allowance     45             391
                                                    --------        --------

                   Net income tax impact                   0               0
                                                    --------        --------

        Other comprehensive income                        74           1,540
                                                    --------        --------

Comprehensive income                                $    209        $  1,726
                                                    ========        ========















See accompanying notes to consolidated financial statements Investors

                    Insurance Group, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
              For the Three Months Ended March 31, 1998 and 1997
                            (Dollars in thousands)

                                                      1998            1997
                                                    --------        --------
Cash flows from operating activities:
     Net income                                     $    135        $    186
        Adjustments to reconcile net income
             to net cash provided by (used in)
             operating activities:
           Net accretion of fixed maturities             (53)            (64)
           Realized investment loss (gains)              (23)              2
           Amortization of costs in excess of
                net assets of businesses acquired         76              70
           Amortization of deferred acquisition costs    164             599
           Amortization of unearned ceding commissions  (319)         (1,111)
           Deferral of unearned ceding commission        225             751
           Deferral of acquisition costs                (279)           (992)
           Change in assets and liabilities:
              Decrease (increase) in investment
                   contract benefits recoverable      (4,760)         42,334
              Increase (decrease) in insurance
                   reserves and interest on
                   investment contracts                5,447         (41,365)
              Decrease (increase) in other
                   assets, net                        (2,255)            264
              Increase (decrease)  in other
                   liabilities, net                      963          (2,781)
                                                    --------        --------

           Net cash used in operating activities        (679)         (2,107)
                                                    --------        --------























See accompanying notes to consolidated financial statements.

               Investors Insurance Group, Inc. and Subsidiaries
         Consolidated Statements of Cash Flows (unaudited) (continued)
              For the Three Months Ended March 31, 1998 and 1997
                            (Dollars in thousands)

                                                      1998            1997
                                                    --------        --------
Cash flows from investing activities:
   Investment repayments:
      Mortgage loans                                $     83        $     11
      Policy loans, net                                   56              (4)
   Investments sold:
      Fixed maturities, available for sale             2,020           2,017
   Investments in:
      Fixed maturities, available for sale               -            (1,333)
      Short-term investments, net                        -                40
                                                    --------        --------

         Net cash provided by investing activities     2,159             731
                                                    --------        --------

Cash flows from financing activities:
   Investment contract deposits                        2,884          10,788
   Investment contract withdrawals                   (21,780)        (19,038)
   Reinsurance contract deposits                      (2,014)         (7,036)
   Withdrawals recovered from reinsurance             19,031          16,359
                                                    --------        --------

         Net cash provided by (used in)
              financing activities                    (1,879)          1,073
                                                    --------        --------

Net decrease in cash and cash equivalents               (399)           (303)
Cash and cash equivalents, beginning of year           4,728           6,801
                                                    --------        --------

Cash and cash equivalents, end of year              $  4,329        $ 6,498
                                                    ========        ========

Supplemental disclosure of cash flow information:
   Cash paid (received) during the year for:
              Interest                                   -              -
              Income taxes                          $    (19)       $ (750)













See accompanying notes to consolidated financial statements Investors

                    Insurance Group, Inc. and Subsidiaries
                  Notes to consolidated Financial Statements
                                  (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the consolidated financial position of Investors Insurance Group, Inc. ("IIG") and subsidiaries ("the Company"), IIC, Inc., Investors Insurance Corporation ("Investors") and Investors Marketing Group, Inc. ("IMG"), as of March 31, 1998, and the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 1998 and 1997.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the three month period ended March 31, 1998, 15,600 share options expired.


4. Note Payable

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note).

As discussed more fully in the Company's 1997 Form 10KSB, IIG has several material outstanding claims against the IIG Note and the matter has been the subject of litigation for some time. In April, 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation. Under the terms of this Agreement, IIG will receive $637,711 in cash, the rights to the full federal tax refund from the 1997 federal tax return, and satisfaction of the IIG Note and accrued interest. In return, the noteholder will receive all the outstanding shares of IIC, Inc. (including Investors Insurance Corporation) and IIG's option to purchase certain securities held by Investors Insurance Corporation. Because the bondholder is in liquidation, the Agreement was submitted to and has been approved by the Court of Chancery of the State of Delaware, which has jurisdiction over the bondholder. The parties have agree to now take whatever steps are necessary to dismiss, with prejudice, all claims and counterclaims by or against the parties in the jurisdictions of Delaware and Florida. It is expected that such dismissals shall be obtained in a few weeks.

5. Condensed Financial Information of the Parent Company

At the present time, the Parent company's liquid funds are insufficient to pay its debts as they become due and, based on the expected level of expenditures, there can be no assurance the Parent company will be able to pay its debts without additional capital. The summary below presents the Parent company's current financial results together with a pro forma balance sheet based on the assumption the IIG Note was settled on the terms discussed above as of March 31, 1998:


                            CONDENSED BALANCE SHEET
                             As of March 31, 1998
                                (in thousands)



        ASSETS
                                                     Actual        Pro Forma
                                                    --------        --------
        Cash and cash equivalents                   $    -          $    638
        Investments in affiliate and
           wholly-owned subsidiary                     6,801             -
        Income taxes recoverable                         150             150
        Other assets                                      43              43
                                                    --------        --------

                Total assets                        $  6,994        $    831
                                                    ========        ========




        LIABILITIES AND CAPITAL DEFICIT

        Liabilities:
                Note payable                        $  8,000        $    -
                Accrued interest on note payable         960             -
                Due to affiliates                        159             -
                Other liabilities                        117             117
                                                    --------        --------

                        Total liabilities              9,236             117
                                                    --------        --------

        Capital Deficit:
                Common stock                           1,420           1,420
                Additional paid-in capital             3,656           3,656
                Net unrealized investment gains        1,895             -
                Accumulated deficit                   (9,340)         (4,354)
                Treasury stock                            (8)             (8)
                                                    --------        --------

                        Total Capital Deficit         (2,242)            714
                                                    --------        --------

            Total Liabilities and Capital Deficit    $ 6,994        $    831
                                                     =======         =======

                       CONDENSED STATEMENT OF OPERATIONS
               For the year to Date Period Ending March 31, 1998
                                (in thousands)

                                                             Actual
                                                            --------
        Revenue                                             $    -
        Expenses                                                  18
                                                            --------

        Loss before equity in net income
             of subsidiaries and income taxes                    (18)
        Equity in net income of subsidiaries                     121
                                                            --------

        Income before income taxes                               103
        Income tax benefit                                        32
                                                            --------

        Net Income                                          $    135
                                                            ========




                       CONDENSED STATEMENT OF CASH FLOWS
               For the year to Date Period Ending March 31, 1998
                                (in thousands)

                                                             Actual
                                                            --------
    Cash flows from operating activities:
       Net income                                           $    135
       Adjustments to reconcile net income to net
            cash used in operating activities:
          Equity in net income of subsidiaries                  (121)
          Change in other assets and other liabilities, net      (53)
                                                            --------

        Net cash used in operating activities                    (39)
    Dividends received                                            39
                                                            --------

    Net change in cash                                          -

    Cash and cash equivalents, beginning of year                -
                                                            --------

    Cash and cash equivalents as of March 31, 1998          $    -
                                                            ========

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and should be read in conjunction with that report and the Notes to the March 31, 1998 financial statements presented under Item 1.


Results of Operations

In connection with its acquisition of IIC Inc. ("IIC"), which owns all the outstanding shares of Investors, IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (IIG Note). Through March 31, 1998, Investors' new annuity business has declined to $3 million from $11 million for the comparable period in 1997. Management believes this decline is primarily the result of the negative marketing environment created by the continued uncertainty surrounding the IIG Note.

As discussed more fully in the Company's 1997 Form 10KSB, IIG has several material outstanding claims against the IIG Note and the matter has been the subject of litigation for some time. In April, 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation. Under the terms of this Agreement, IIG will receive $637,711 in cash, the rights to the full federal tax refund from the 1997 federal tax return, and satisfaction of the IIG Note and accrued interest. In return, the noteholder will receive all the outstanding shares of IIC, Inc. (including Investors Insurance Corporation) and IIG's option to purchase certain securities held by Investors Insurance Corporation. Because the bondholder is in liquidation, the Agreement was submitted to and has been approved by the Court of Chancery of the State of Delaware, which has jurisdiction over the bondholder. The parties have agree to now take whatever steps are necessary to dismiss, with prejudice, all claims and counterclaims by or against the parties in the jurisdictions of Delaware and Florida. It is expected that such dismissals shall be obtained in a few weeks.

Surrenders and withdrawals have only modestly accelerated as a result of the negative marketing environment. However, combined with the lower sales and the additional reinsurance cessions in 1997 (see 1997 Form 10KSB), Investors' retained block of business in force is declining. This decline is reflected in both the income statement (lower Net investment income and lower
Interest on investment contracts) and the balance sheet (lower total investments, Deferred acquisition costs, Investment contract benefits recoverable, Unearned ceding commissions and liabilities for Investment contracts).

As more fully discussed in the 1997 Form 10KSB, the decline in Commission and other income is primarily the result of the 1997 novation of the block of business ceded to New Era Life Insurance Company which increased the 1997 commission amortization by $400,293.

In recognition of current negative marketing environment, Investors has attempted to cut back on its Underwriting acquisition and insurance expenses. Specifically, it has curtailed its promotional and marketing expenses and reduced its utilization of outside support services. These steps reduced the 1998 expense approximately $200,000.

The calculation of income tax expense results in a deferred tax asset which is fully reserved. As more fully described in the Company's 1997 Form 10KSB, the resulting income tax expense reflected in the Company's financial statements is management's estimate of the amount it expects to pay or recover for the current period. On a tax basis, the Company had losses in both 1998 and 1997. The tax benefit reflected in its financial statements results from the carryback of those losses to tax year 1996.


Liquidity and Capital Resources

Over the past few years, the Parent company has experienced on-going liquidity problems. As discussed above, the issues related to the IIG Note are expected to be resolved shortly. In the meantime, the Parent company's funds are not adequate to pay its debts as they become due. In 1998, the Parent has partially funded its debts from a dividend from its subsidiary. Later this year, the Parent expects to receive an income tax refund. The Parent company canceled its intercompany tax sharing agreement effective January 1, 1998 and it expects to receive additional tax benefits for 1998.


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

     Changes in the regulation of financial services, including ban sales of insurance products, which may affect the competitive environment for the Company's products.

     Regulatory requirements from any of the states in which Investors is authorized to sell insurance.

     The Parent company's access to sufficient funds to pay its obligations as they become due.

                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Pending in the United States District Court for the Middle District of Florida is the Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc., U.S.D.C., M.D. Fla 97-773-CV-ORI-19. The Plaintiff filed the lawsuit seeking to foreclose on an eight million dollar secured subordinated debenture payable on March 31, 1997 with interest at eight (8) percent payable quarterly ("IIG Note"). Plaintiff claims that she is the owner of the IIG Note and that the note is in default. Defendant has disputed Plaintiff's claim of ownership, has plead its claims of set-off based upon misrepresentation made by Plaintiff's purposed predecessor and for conduct of Plaintiff as the purported creditor.

In April 1998, the parties mutually agreed to amicably resolve their disputes as to the ownership of the IIG Note pursuant to the terms of a Settlement Agreement and Release (the "Agreement"). The Agreement was submitted to and has been approved by the Court of Chancery of the State of Delaware, which has jurisdiction over National Heritage Life Insurance Company. The parties have agreed to now take whatever steps are necessary to dismiss, with prejudice, all claims and counterclaims by or against the parties in the jurisdictions of Delaware and Florida. It is expected that such dismissals shall be obtained in a few weeks.


Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        See discussion under Item 1 above


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits
                Settlement Agreement and Release between National Heritage Life Insurance Company in Liquidation and Investors Insurance Group, Inc.

        b). Reports on Form 8-K
                There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Investors Insurance Group, Inc.
                                                       (Registrant)



Date: May 15, 1998                             /s/ Melvin C.  Parker
                                               ______________________________
                                               Melvin C. Parker
                                               President, Chief Executive
                                                Officer and Chief Financial
                                                Officer