Form 10QSB
period 1998-06-30
INVESTORS INSURANCE GROUP INC
filed 1998-08-06
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 27, 1998, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - June 30, 1998
                and December 31, 1997                                      3

        Item 1: Statements of Operations - six months
                ended June 30, 1998 and 1997                               4

        Item 1: Statements of Operations - three months
                ended June 30, 1998 and 1997                               5

        Item 1: Statements Comprehensive Income - six
                and three months ended June 30, 1998 and 1997              6

        Item 1: Statements of Cash Flows - six and three months
                ended June 30, 1998 and 1997                               7

        Item 1: Notes to  Financial Statements                             8

        Item 2: Management's Discussion and Analysis                      11


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         12

        Item 2: Changes in Securities                                     12

        Item 3: Default Upon Senior Securities                            12

        Item 4: Submission of Matters to a Vote of Security Holders       12

        Item 5: Other Information                                         12

        Item 6: Exhibits and Reports on Form 8-K                          12


 SIGNATURES                                                               13

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      June 30, 1998 and December 31, 1997
                            (Dollars in thousands)

                                                              1998     1997
                                                            ------   ------
Assets                                                              (restated)
 Current Assets:
   Cash and cash equivalents                                $  640    $  -
   Income tax recoverable                                      154       123
   Other assets                                                  5        23
                                                            ------    ------

Total current assets                                        $  799    $  146
                                                            ======    ======


Liabilities
 Current Liabilities:
   Net equity in discontinued operations                    $  -      $2,480
   Accrued expenses                                            179       117
                                                            ------    ------

Total current liabilities                                      179     2,597

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                              -         -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   1998 and 1997; outstanding 2,836,582
   in 1998 and 1997                                          1,420     1,420
 Additional paid-in capital                                  3,656     3,656
 Accumulated deficit                                        (4,448)   (9,340)
 Unrealized appreciation of net equity in
    discontinued operations                                    -       1,821
 Treasury stock, at cost (4,000 shares
   in 1988 and 1987)                                            (8)       (8)
                                                            ------    ------

Total capital                                                  620    (2,451)
                                                            ------    ------

Total liabilities and capital                               $  799    $  146
                                                            =======   ======







See accompanying notes to consolidated financial statements Investors

                             Insurance Group, Inc.
                     Statements of Operations (unaudited)
                For the Six Months Ended June 30, 1998 and 1997
                 (Dollars in thousands, except per share data)


                                                   1998           1997
                                                 -------        -------
                                                              (restated)
Revenue                                          $  -            $ -
                                                  -----          -----
Expenses
  General and administrative expenses               117             62
  Interest expense                                  -              160
                                                  -----          -----

Total expenses                                      117            222
                                                  -----          -----

Loss from operations                               (117)          (222)
Realized investment gains                           -               12
Interest income                                       2            -
                                                  -----          -----

Loss from continuing operations                    (115)          (210)
Income tax benefit                                   31            -
                                                  -----          -----
Loss from continuing operations                     (84)          (210)
Discontinued operations:
  Income from operations of discontinued
    operations less applicable income
    taxes of $13 in 1988 and $0 in 1997             200            627
  Gain on disposal                                4,776            -
                                                  -----          -----

Net income                                       $4,892          $ 417
                                                  =====          =====

Basic and diluted earnings (loss) per share:
    Continuing operations                        $(0.03)        $(0.07)
    Discontinued operations                        1.75           0.22
                                                  -----          -----

    Net income                                   $ 1.72         $ 0.15
                                                  =====          =====

Weighted average shares outstanding           2,836,582      2,836,368
                                              =========      =========










See accompanying notes to consolidated financial statements.

                             Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Three Months Ended June 30, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                   1998          1997
                                                 -------       --------
                                                              (restated)
Revenue                                           $ -            $ -
                                                  -----          -----
Expenses
  General and administrative expenses                99             (1)
                                                  -----          -----

Total expenses                                       99             (1)
                                                  -----          -----

Loss from operations                                (99)            (1)
Interest income                                       2            -
                                                  -----          -----

Loss from continuing operations                     (97)            (1)
Income tax benefit                                    8            -
                                                  -----          -----

Loss from continuing operations                     (89)            (1)
Discontinued operations:
        Income from operations of discontinued
          operations less applicable income
          taxes of $4 in 1988 and $0 in 1997         70            232
        Gain on disposal                          4,776            -
                                                  -----          -----

Net income                                       $4,757          $ 231
                                                  =====          =====

Basic and diluted earnings (loss) per share:
    Continuing operations                        $(0.03)        $(0.00)
    Discontinued operations                        1.71           0.08
                                                  -----          -----

    Net income                                   $ 1.68         $ 0.08
                                                  =====          =====

Weighted average shares outstanding           2,836,582      2,836,482
                                              =========      =========











See accompanying notes to consolidated financial statements.

                        Investors Insurance Group, Inc.
                Statements of Comprehensive Income (unaudited)
       For the Six Months and Three Months Ended June 30, 1998 and 1997
                            (Dollars in thousands)

                                           Six Months         Three Months
                                       ------------------   -----------------
                                         1998      1997       1998     1997
                                       -------   --------   -------  --------
Net Income                             $ 4,892   $    417   $ 4,757   $   231
Other comprehensive income:
 Change in unrealized value of the net
    equity in discontinued operations,
        before income tax:
  From operations                           74        (89)      -       1,451
  From disposal                         (1,895)       -      (1,895)      -
                                       -------   --------   -------  --------

      Net impact before income taxes    (1,821)       (89)   (1,895)    1,451

 Income tax expense related to the
    change in unrealized value of net
        equity in discontinued operations  -          -         -         -
                                       -------   --------   -------  --------

      Other comprehensive income        (1,821)       (89)   (1,895)    1,451
                                       -------   --------   -------  --------

Comprehensive income                   $ 3,071   $    328   $ 2,862   $ 1,682
                                       =======   ========   =======  ========



























See accompanying notes to consolidated financial statements Investors

                             Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
                For the Six Months Ended June 30, 1998 and 1997
                            (Dollars in thousands)

                                                   1998      1997
                                                 --------  --------
                                                          (restated)
Cash flow from operating activities:
 Net income                                       $4,892    $  417
 Adjustments to reconcile net income to net
    cash used in operating activities:
  Equity in earnings of discontinued operations     (200)     (627)
  Gain on disposal of discontinued operations     (4,776)      -
  Realized investment gains                          -         (12)
  Interest expense                                   -         160
  Change in other assets and liabilities, net         47       (32)
                                                 -------    ------

 Net cash used in operating activities               (37)      (94)
Settlement of litigation related to the IIG Note     638       -
Cash from the sale of investments                    -          22
Dividends received                                    39       -
                                                 -------    ------

Net change in cash                                   640       (72)
Cash and cash equivalents:
  Beginning of year                                  -          72
                                                 -------    ------

  As of June 30                                  $   640    $  -
                                                 =======    ======

























See accompanying notes to consolidated financial statements

                    Investors Insurance Group, Inc.
              Notes to consolidated Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of June 30, 1998, and the results of operations, comprehensive income and cash flows for the three month periods ended June 30, 1998 and 1997.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the six month period ended June 30, 1998, 33,100 share options expired.


4. Note Payable and Settlement of Related Litigation

In connection with its acquisition of IIC Inc. ("IIC"), IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly ("IIG Note"). As discussed more fully in the Company's 1997 Form 10KSB and Form 8K dated May 28, 1998, IIG had several material outstanding claims against the IIG Note and the matter has been the subject of litigation for some time.

In April 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation. Under the terms of this Agreement which became effective in May 1998, IIG received $637,711 in cash, the rights to the full federal tax refund from the 1997 federal tax return, and satisfaction of the IIG Note and accrued interest. In return, the noteholder received all the outstanding shares of IIC, Inc. (including the shares of Investors Insurance Corporation) and IIG's option to purchase certain securities held by Investors Insurance Corporation.

The accompanying financial statements have been restated to reflect the impact of this transaction as a discontinued operation. The pro forma impacts of this transaction on prior financial statements are summarized below:

                                                  Year ending
                                               December 31, 1997
                                       ---------------------------------
                                       Originally  Adjustments Pro Forma
                                        Reported
                                       ----------  ----------  ---------
Revenue                                  $ 9,319     $(9,307)   $    12
Operating Expense                          8,547      (8,194)       353
                                         -------     -------    -------

Income (loss)                                772      (1,113)      (341)
Income tax benefit                           204        (181)        23
                                         -------     -------    -------
Income (loss) from
   continuing operations                     976      (1,294)      (318)
Discontinued operation:
  Operating income                           -         1,294      1,294
                                         -------     -------    -------

Net Income                               $   976     $   -      $   976
                                         =======     =======    =======

Earnings per share:
  Continuing operations                    $0.34      $(0.45)    $(0.11)
  Discontinued operations:
     Operating income                        -          0.45       0.45
                                           -----      ------     ------

  Net Income per share                     $0.34      $ 0.00     $ 0.34
                                           =====      ======     ======

5. Income Taxes

On a tax basis, the settlement of the IIG Note and disposal of IIC, Inc. results in a capital loss of approximately $917,000 which can be carried forward to offset future capital gains until December 31, 2003 and the regular operating loss carryforward is reduced from approximately $8,256,000 to approximately $7,493,000 as of December 31, 1997.


6. Related Party Transactions

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In recognition of these services, Management has accrued $50,000 in consulting fees which it plans to pay Mr. Goebert.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1997 and should be read in conjunction with that report and the Notes to the June 30, 1998 financial statements presented under Item 1.


Results of Operations

In connection with its acquisition of IIC Inc. ("IIC"), IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly ("IIG Note"). As discussed more fully in the Company's 1997 Form 10KSB and Form 8K dated May 28, 1998, IIG had several material outstanding claims against the IIG Note and the matter has been the subject of litigation for some time.

In April, 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation. Under the terms of this Agreement which became effective in May 1998, IIG received $637,711 in cash, the rights to the full federal tax refund from the 1997 federal tax return, and satisfaction of the IIG Note and accrued interest. In return, the noteholder received all the outstanding shares of IIC, Inc. (including the shares of Investors Insurance Corporation) and IIG's option to purchase certain securities held by Investors Insurance Corporation.

The Company's 1998 operating expenses include approximately $71,000 for nonrecurring legal and consulting fees related to the settlement of the IIG Note. The 1997 operating expense include the accrual of interest on the IIG Note through it maturity on March 31, 1997.


Liquidity and Capital Resources

Until a suitable business opportunity is located, future operating results of the Company will consist of investment income on the available cash deposits and the expenses of maintaining the Company's regulatory filings. The available cash is fully adequate to meet these requirements.

                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The action filed in the United States District Court for the Middle District of Florida by the Honorable Donna Lee Williams, Insurance Commissioner of the State of Delaware as Receiver of National Heritage Life Insurance Company v. Investors Insurance Group, Inc., U.S.D.C., M.D. Fla 97-773-CV-ORI-19 has been dismissed with prejudice. In April 1998, the parties mutually agreed to amicably resolve their disputes as to the ownership of the IIG Note pursuant to the terms of a Settlement Agreement and Release.


Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        None


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

        b). Reports on Form 8-K
                During the quarter ended June 30, 1998, the Company filed Form 8K related to the settlement of the IIG Note and disposal of Investors Insurance Corporation.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Investors Insurance Group, Inc.
                                                    (Registrant)



Date: July 31, 1998                         /s/ Melvin C.  Parker
                                            ______________________________
                                            Melvin C. Parker
                                            President, Chief Executive Officer
                                               and Chief Financial Officer