Form 10QSB
period 1998-09-30
INVESTORS INSURANCE GROUP INC
filed 1998-11-17
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 16, 1998, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - September 30, 1998
                and December 31, 1997                                      3

        Item 1: Statements of Operations - nine months
                ended September 30, 1998 and 1997                          4

        Item 1: Statements of Operations - three months
                ended September 30, 1998 and 1997                          5

        Item 1: Statements Comprehensive Income - nine
                and three months ended September 30, 1998 and 1997         6

        Item 1: Statements of Cash Flows - nine and three months
                ended September 30, 1998 and 1997                          7

        Item 1: Notes to  Financial Statements                             8

        Item 2: Management's Discussion and Analysis                      11


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         12

        Item 2: Changes in Securities                                     12

        Item 3: Default Upon Senior Securities                            12

        Item 4: Submission of Matters to a Vote of Security Holders       12

        Item 5: Other Information                                         12

        Item 6: Exhibits and Reports on Form 8-K                          12


 SIGNATURES                                                               13

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                   September 30, 1998 and December 31, 1997
                            (Dollars in thousands)

                                                              1998     1997
                                                            ------   ------
Assets                                                              (restated)
 Current Assets:
   Cash and cash equivalents                                $  746    $  -
   Income tax recoverable                                       31       123
   Other assets                                                  4        23
                                                            ------    ------

Total current assets                                        $  781    $  146
                                                            ======    ======


Liabilities
 Current Liabilities:
   Net equity in discontinued operations                    $  -      $2,480
   Accrued expenses                                            174       117
                                                            ------    ------

Total current liabilities                                      174     2,597

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                              -         -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   1998 and 1997; outstanding 2,836,582
   in 1998 and 1997                                          1,420     1,420
 Additional paid-in capital                                  3,656     3,656
 Accumulated deficit                                        (4,461)   (9,340)
 Unrealized appreciation of net equity in
    discontinued operations                                    -       1,821
 Treasury stock, at cost (4,000 shares
   in 1988 and 1987)                                            (8)       (8)
                                                            ------    ------

Total capital                                                  607    (2,451)
                                                            ------    ------

Total liabilities and capital                               $  781    $  146
                                                            =======   ======







See accompanying notes to consolidated financial statements Investors

                             Insurance Group, Inc.
                     Statements of Operations (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                 (Dollars in thousands, except per share data)


                                                   1998           1997
                                                 -------        -------
                                                              (restated)
Revenue                                          $  -            $ -
                                                  -----          -----
Expenses
  General and administrative expenses               136            185
  Interest expense                                  -              160
                                                  -----          -----

Total expenses                                      136            345
                                                  -----          -----

Loss from operations                               (136)          (345)
Realized investment gains                           -               12
Interest income                                       8            -
                                                  -----          -----

Loss from continuing operations                    (128)          (333)
Income tax benefit                                   31             65
                                                  -----          -----
Loss from continuing operations                     (97)          (268)
Discontinued operations:
  Income from operations of discontinued
    operations less applicable income
    taxes of $13 in 1998 and $65 in 1997            200          1,411
  Gain on disposal                                4,776            -
                                                  -----          -----

Net income                                       $4,879         $1,143
                                                  =====          =====

Basic and diluted earnings (loss) per share:
    Continuing operations                        $(0.03)        $(0.09)
    Discontinued operations                        1.75           0.49
                                                  -----          -----

    Net income                                   $ 1.72         $ 0.40
                                                  =====          =====

Weighted average shares outstanding           2,836,582      2,836,412
                                              =========      =========










See accompanying notes to consolidated financial statements.

                             Insurance Group, Inc.
                     Statements of Operations (unaudited)
             For the Three Months Ended September 30, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                   1998          1997
                                                 -------       --------
                                                              (restated)
Revenue                                           $ -            $ -
                                                  -----          -----
Expenses
  General and administrative expenses                19            123
                                                  -----          -----

Total expenses                                       19            123
                                                  -----          -----

Loss from operations                                (19)          (123)
Interest income                                       6            -
                                                  -----          -----

Loss from continuing operations                     (13)          (123)
Income tax benefit                                  -               65
                                                  -----          -----
Loss from continuing operations                     (13)           (58)
Discontinued operations:
        Income from operations of discontinued
          operations less applicable income
          taxes of $0 in 1988 and $65 in 1997       -              783
        Gain on disposal                            -              -
                                                  -----          -----

Net income (loss)                                 $ (13)         $ 725
                                                  =====          =====

Basic and diluted earnings (loss) per share:
    Continuing operations                        $(0.00)        $(0.02)
    Discontinued operations                       (0.00)          0.28
                                                  -----          -----

    Net income (loss)                            $(0.00)        $ 0.26
                                                  =====          =====

Weighted average shares outstanding           2,836,582      2,836,482
                                              =========      =========











See accompanying notes to consolidated financial statements.

                        Investors Insurance Group, Inc.
                Statements of Comprehensive Income (unaudited)
       For the Nine Months and Three Months Ended September 30, 1998 and 1997
                            (Dollars in thousands)

                                           Nine Months         Three Months
                                       ------------------   -----------------
                                         1998      1997       1998     1997
                                       -------   --------   -------  --------
Net income (loss)                      $ 4,879   $  1,141   $   (13)  $   725
Other comprehensive income:
 Change in unrealized value of the net
    equity in discontinued operations,
        before income tax:
  From operations                           74      1,051       -       1,140
  From disposal                         (1,895)       -         -         -
                                       -------   --------   -------  --------

      Net impact before income taxes    (1,821)     1,051       -       1,140

 Income tax expense related to the
    change in unrealized value of net
        equity in discontinued operations  -          -         -         -
                                       -------   --------   -------  --------

      Other comprehensive income        (1,821)     1,051       -       1,140
                                       -------   --------   -------  --------

Comprehensive income (loss)            $ 3,058   $  2,194   $   (13)  $ 1,865
                                       =======   ========   =======  ========



























See accompanying notes to consolidated financial statements Investors

                             Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1998 and 1997
                            (Dollars in thousands)

                                                   1998      1997
                                                 --------  --------
                                                          (restated)
Cash flow from operating activities:
 Net income                                       $4,879    $1,143
 Adjustments to reconcile net income to net
    cash used in operating activities:
  Equity in earnings of discontinued operations     (200)   (1,411)
  Gain on disposal of discontinued operations     (4,776)      -
  Realized investment gains                          -         (12)
  Interest expense                                   -         160
  Change in other assets and liabilities, net         43        26
                                                 -------    ------

 Net cash used in operating activities               (54)      (94)
Settlement of litigation related to the IIG Note     638       -
Income tax refund received                           123       -
Cash from the sale of investments                    -          22
Dividends received                                    39       -
                                                 -------    ------

Net change in cash                                   746       (72)
Cash and cash equivalents:
  Beginning of year                                  -          72
                                                 -------    ------

  As of September 30                              $  746    $  -
                                                 =======    ======

























See accompanying notes to consolidated financial statements

                    Investors Insurance Group, Inc.
              Notes to consolidated Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of September 30, 1998, and the results of operations, comprehensive income and cash flows for the three month periods ended September 30, 1998 and 1997.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.


3. Stock Options

The Agent's Stock Option Plan was not renewed by the Board in 1997 and no new options have been granted. If unexercised, the outstanding options expire two years after issue. During the Nine month period ended September 30, 1998, 45,600 share options expired.


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
                                           =====      ======     ======

5. Income Taxes

On a tax basis, the settlement of the IIG Note and disposal of IIC, Inc. results in a capital loss of approximately $917,000 which can be carried forward to offset future capital gains until December 31, 2003. The regular operating loss carryforward is reduced from approximately $8,256,000 to approximately $7,493,000 as of December 31, 1997.


6. Related Party Transactions

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In recognition of these services, Management has accrued $50,000 in consulting fees which it plans to pay Mr. Goebert. In addition, Mr. Goebert was reinbursed $16,500 for legal and financing expenses he paid on behalf of IIG.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1997 and should be read in conjunction with that report and the Notes to the September 30, 1998 financial statements presented under Item 1.


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

The Company's 1998 operating expenses include approximately $71,000 (including $16,500 during the three months ending September 30, 1998) for nonrecurring legal and consulting fees related to the settlement of the IIG Note. The 1997 operating expense include the accrual of interest on the IIG Note through it maturity on March 31, 1997.

In September 1998, Mr. Parker resigned his positions as an officer and director of IIG. Mr. Goebert has assumed these responsibilities until the Board names successors.


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

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

        a). Exhibits

        b). Reports on Form 8-K
                During the quarter ended September 30, 1998, the Company has
				not filed any Form 8K reports.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: November 16, 1998                  /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
											Officer and Chief Financial Officer