Form 10QSB
period 1999-06-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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


        315 Willowbrook Lane
           West Chester, PA                                     19382
 (Address of principal executive office)                      (Zip Code)


                                (610)-430-3900
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 1, 2002, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - June 30, 1999
                and December 31, 1998                                      3

        Item 1: Consolidated Statements of Operations - six months
                ended June 30, 1999 and 1998                               4

        Item 1: Consolidated Statements of Operations - three months
                ended June 30, 1999 and 1998                               5

        Item 1: Consolidated Statements of Cash Flows - six months
                ended June 30, 1999 and 1998                               6

        Item 1: Notes to Consolidated Financial Statements                 7

        Item 2: Management's Discussion and Analysis                       9


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         11

        Item 2: Changes in Securities                                     11

        Item 3: Default Upon Senior Securities                            11

        Item 4: Submission of Matters to a Vote of Security Holders       11

        Item 5: Other Information                                         11

        Item 6: Exhibits and Reports on Form 8-K                          11


 SIGNATURES                                                               12

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

            Investors Insurance Group, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998

                                                1999        1998
                                               ------      ------
Assets                                      (unaudited)
 Current Assets:
   Cash and cash equivalents                 $ 199,352   $ 699,089
   Income tax recoverable                       14,368      14,368
   Other assets                                  8,568       8,568
                                               -------     -------

Total current assets                           222,288     722,025
Equity Investment                              500,000        -
                                               -------     -------
                                             $ 722,288   $ 722,025
                                               =======     =======


Liabilities
 Current Liabilities:
   Accrued expenses                          $  73,797   $  72,968
                                               -------      ------

Total current liabilities                       73,797      72,968

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                 -           -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   1999 and 1998; outstanding 2,836,582
   in 1999 and 1998                          1,420,291   1,420,291
 Additional paid-in capital                  3,656,474   3,656,474
 Accumulated deficit                        (4,420,124) (4,419,558)
 Treasury stock, at cost (4,000 shares
   in 1999 and 1998)                            (8,150)     (8,150)
                                             ---------   ---------

Total capital                                  648,491     649,057
                                             ---------   ---------

Total liabilities and capital                $ 722,288   $ 722,025
                                             =========   =========








See accompanying notes to consolidated financial statements

               Investors Insurance Group, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
                For the Six Months Ended June 30, 1999 and 1998

                                                  1999           1998
                                                -------        -------
Revenue                                         $  -        $     -
General and administrative expenses               5,339        117,407
                                                  -----        -------

Loss from operations                             (5,339)      (117,407)
Interest income                                   4,773          2,106
                                                  -----        -------

Loss from continuing operations                    (566)      (115,301)
Discontinued operations:
  Income from operations of
    discontinued operations                        -           231,517
  Gain on disposal                                 -         4,775,960
                                                  -----        -------

Net income (loss)                               $  (566)    $4,892,176
                                                  =====        =======

Basic and diluted earnings (loss) per share:
    Continuing operations                       $ (0.00)    $    (0.03)
    Discontinued operations                        0.00           1.75
                                                  -----          -----

    Net income (loss)                           $ (0.00)    $     1.72
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========























See accompanying notes to consolidated financial statements.

               Investors Insurance Group, Inc. and Subsidiaries
               Consolidated Statements of Operations (unaudited)
               For the Three Months Ended June 30, 1999 and 1998

                                                   1999           1998
                                                 -------        -------
Revenue                                         $  -        $     -
General and administrative expenses               4,192         98,957
                                                  -----        -------

Loss from operations                             (4,192)       (98,957)
Interest income                                   2,218          2,106
                                                  -----        -------

Loss from continuing operations                  (1,974)       (96,851)
Discontinued operations:
  Income from operations of discontinued
    operations                                     -            78,273
  Gain on disposal                                 -         4,775,960
                                                  -----        -------

Net income (loss)                               $(1,974)    $4,757,382
                                                  =====        =======

Basic and diluted earnings (loss) per share:
    Continuing operations                       $ (0.00)    $    (0.03)
    Discontinued operations                        0.00           1.71
                                                  -----          -----

    Net income (loss)                           $ (0.00)    $     1.68
                                                  =====          =====

Basic and diluted weighted average
     shares outstanding                       2,836,582      2,836,582
                                              =========      =========























See accompanying notes to consolidated financial statements.

               Investors Insurance Group, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                For the Six Months Ended June 30, 1999 and 1998

                                                   1999      1998
                                                 --------  --------
Cash flow from operating activities:
 Net income (loss)                             $    (566)  $4,892,176
 Adjustments to reconcile net income
    (loss)to net cash provided by
	(used in) operating activities:
  Equity in earnings of discontinued operations     -        (200,204)
  Gain on disposal of discontinued operations       -      (4,775,960)
  Change in other assets and liabilities, net        829       47,156
                                                 -------     --------

 Net cash provided by (used in)
     operating activities                            263      (36,832)
                                                 -------     --------
Cash flows provided by (used in)
    investing activities:
 Purchase of investment                         (500,000)        -
 Sale of IIC and settlement of the IIG Note          -        637,710
                                                 -------     --------
     Net cash flows provided by (used in)
         investing activities                   (500,000)     637,710

Cash flows provided by financing activities:
  Dividends received                                -          39,000
                                                 -------     --------

Net change in cash and cash equivalents         (499,737)     639,878
Cash and cash equivalents:
  Beginning of year                              699,089         -
                                                 -------     --------

  End of period                                $ 199,352   $  639,878
                                                 =======     ========



















See accompanying notes to consolidated financial statements

                    Investors Insurance Group, Inc.
              Notes to consolidated Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of June 30, 1999, the results of operations for the six and three month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission. Certain amounts have been reclassified to conform to the presentation used in 1999. The operating results and cash flows for March 31, 1998 have been restated to be consistent with the amounts reflected in 1999. This change reflects the change in the accounting entity resulting from the disposal of the Company's former subsidiaries and the change to present whole dollars amounts rather than thousand dollar amounts.

    a. Earnings per Share of Common Stock:

       The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include dilutive common shares.

    b. Use of Estimates:

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


3. Note Payable and Settlement of Related Litigation

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

The Company accounted for the disposal of IIC and Investors as discontinued operations and, accordingly, restated its 1997 balance sheet and 1998 statement of operations. As a result, the Company's 1998 income from the operations before tax benefit of IIC and Investors ($200,204) together with its gain on their disposal of $4,775,960 is reported separately from its loss from continuing operations. The gain on the disposal resulted from the cash received of $637,711 over the carrying value of its subsidiaries ($4,138,249 of liabilities in excess of the related assets).


4. Income Taxes

On a tax basis, the settlement of the IIG Note and disposal of IIC, Inc. in 1998 resulted in a capital loss of approximately $917,000 which can be carried forward to offset future capital gains until December 31, 2003. The Company's regular operating loss carryforward was approximately $7,493,000 as of December 31, 1998.


5. Related Party Transactions

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In recognition of these services, in 1998, Management accrued $50,000 in consulting fees which it plans to pay Mr. Goebert.


6. Equity Investment

In January 1999, IIG paid $500,000 to purchase 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to 110,000 shares. IIG vice president and director Donald F. U. Goebert is also a director and shareholder of SFB.

As of March 31, 1999, IIG owned 100,000 shares of SFB's 1,208,850 shares outstanding. The Company accounts for its investment in SFB under the cost method. Therefore, no portion of the operating results of SFB are recognized in these financial statements.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1998 (or the 1999 Form 10KSB until the 1998 report is filed) and should be read in conjunction with that report and the Notes to the June 30, 1999 financial statements presented under Item 1.

Other than historical and factual statements, the matters and items discussed are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.


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

The Company accounted for the disposal of IIC and Investors as discontinued operations and, accordingly, restated its 1997 balance sheet and 1998 statement of operations. As a result, the Company's 1998 income from the operations before tax benefit of IIC and Investors ($200,204) together with its gain on their disposal of $4,775,960 is reported separately from its loss from continuing operations. The gain on the disposal resulted from the cash received of $637,711 over the carrying value of its subsidiaries ($4,138,249 of liabilities in excess of the related assets).

In January 1999, IIG paid $500,000 to purchase 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to 110,000 shares. As of December 31, 2000 SFB had 1,585,083 shares outstanding.

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

                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Mr. Roger Kling, a former officer of Ampat Eastern, a former subsidiary of Gemco National, Inc., filed suit against the Company in Florida captioned
Kling v. Investors Insurance Group, Inc. No.96-07764CA Div. CV-6) to collect the amount of $49,008.84 for legal fees and out of pocket expenses incurred by him as a responsible officer in the successful defense against claims brought by New York State for New York sales and use taxes for the years 1980 through 1985 for Ampat Eastern, plus his legal fees incident to this lawsuit. On February 6, 1997, the court entered a judgment against the Company and in favor of Mr. Kling. Both parties stipulated that Mr. Kling's loss was $61,000. The Company appealed the Judgment but the judgment was affirmed by the First District Court of Appeals for Florida on July 20, 1998. As a result of this judgment, Mr. Kling was paid $19,302.30 on October 27, 1997 but no further payment was made by the Company. On April 2, 2002, Mr. Kling filed an action against the Company and its directors for collection for the sum of $61,978.25, which amount includes the original judgment outstanding and interest therein. On May 17, 2002, a conditional oral agreement was reached to settle this matter for $48,000.00. In July 2002, this agreement was finalized and settled in full and complete satisfaction of all claims of Mr. Kling against the Company.


Item 2: Changes in Securities

        No changes to report


Item 3: Defaults on Senior Securities

        None


Item 4: Submissions of Matters to a Vote of Security Holders

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

    a). Exhibits

        None

    b). Reports on Form 8-K

        Since December 31, 1998 through the filing of this report, only one Form 8K has been filed. That Form 8K was filed on July 13, 2001 and reported a change in the Company's certifying accountant.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: August 14, 2002                    /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer