Form 10QSB
period 1999-09-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - September 30, 1999
                and December 31, 1998                                      3

        Item 1: Consolidated Statements of Operations - nine months
                ended September 30, 1999 and 1998                          4

        Item 1: Consolidated Statements of Operations - three months
                ended September 30, 1999 and 1998                          5

        Item 1: Consolidated Statements of Cash Flows - nine months
                ended September 30, 1999 and 1998                          6

        Item 1: Notes to Consolidated Financial Statements                 7

        Item 2: Management's Discussion and Analysis                       9


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         11

        Item 2: Changes in Securities                                     11

        Item 3: Default Upon Senior Securities                            11

        Item 4: Submission of Matters to a Vote of Security Holders       11

        Item 5: Other Information                                         11

        Item 6: Exhibits and Reports on Form 8-K                          11


 SIGNATURES                                                               12

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

            Investors Insurance Group, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998

                                                1999       1998
                                               ------     ------
Assets                                      (unaudited)
 Current Assets:
   Cash and cash equivalents                 $ 208,500   $ 699,089
   Income tax recoverable                       14,368      14,368
   Other assets                                  1,650       8,568
                                               -------     -------

Total current assets                           224,518     722,025
Equity Investment                              500,000        -
                                               -------     -------
                                             $ 724,518   $ 722,025
                                               =======     =======


Liabilities
 Current Liabilities:
   Accrued expenses                          $  75,015   $  72,968
                                               -------      ------

Total current liabilities                       75,015      72,968

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                 -           -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2000 and 1999; outstanding 2,836,582
   in 2000 and 1999                          1,420,291   1,420,291
 Additional paid-in capital                  3,656,474   3,656,474
 Accumulated deficit                        (4,419,112) (4,419,558)
 Treasury stock, at cost (4,000 shares
   in 2000 and 1999)                            (8,150)     (8,150)
                                             ---------   ---------

Total capital                                  649,503     649,057
                                             ---------   ---------

Total liabilities and capital                $ 724,518   $ 722,025
                                             =========   =========








See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
              For the Nine Months Ended September 30, 1999 and 1998

                                                   1999         1998
                                                 -------      -------
Revenue                                         $  -        $     -
General and administrative expenses               6,557        136,286
                                                  -----        -------

Loss from operations                             (6,557)      (136,286)
Interest income                                   7,002          7,758
                                                  -----        -------

Income from continuing operations                   445       (128,528)
Discontinued operations:
  Income from operations of
    discontinued operations                        -           231,518
  Gain on disposal                                 -         4,775,960
                                                  -----        -------

Net income                                      $   445     $4,878,950
                                                  =====        =======

Basic and diluted earnings (loss) per share:
    Continuing operations                       $  0.00     $    (0.03)
    Discontinued operations                        0.00           1.75
                                                  -----          -----

    Net income                                  $  0.00     $     1.72
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========























See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                Consolidated Statements of Operations (unaudited)
             For the Three Months Ended September 30, 1999 and 1998

                                                   1999         1998
                                                 -------      -------
Revenue                                         $  -        $     -
General and administrative expenses               1,218         18,879
                                                  -----        -------

Loss from operations                             (1,218)       (18,879)
Interest income                                   2,229          5,652
                                                  -----        -------

Net income (loss)                               $ 1,011      $ (13,227)
                                                  =====        =======

Basic and diluted earnings (loss) per share     $  0.00      $   (0.00)
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (unaudited)
              For the Nine Months Ended September 30, 1999 and 1998

                                                   1999       1998
                                                 --------   --------
Cash flow from operating activities:
 Net income                                    $     445   $4,878,950
 Adjustments to reconcile net income to net
      cash provided by operating activities:
  Equity in earnings of discontinued operations     -        (200,204)
  Gain on disposal of discontinued operations       -      (4,775,960)
  Income tax refund                                 -         123,262
  Change in other assets and liabilities, net      8,966       43,154
                                                 -------     --------

 Net cash provided by operating activities         9,411       69,202
                                                 -------     --------
Cash flows provided by (used in)
    investing activities:
 Purchase of investment                         (500,000)        -
 Sale of IIC and settlement of the IIG Note          -        637,710
                                                 -------     --------
     Net cash flows provided by (used in)
         investing activities                   (500,000)     637,710

Cash flows from financing activities:
  Dividends received                                -          39,000
                                                 -------     --------

Net change in cash and cash equivalents         (490,589)     745,912
Cash and cash equivalents:
  Beginning of year                              699,089         -
                                                 -------     --------

  End of period                                $ 208,500   $  745,912
                                                 =======     ========




















See accompanying notes to consolidated financial statements

                    Investors Insurance Group, Inc.
              Notes to Consolidated Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of September 30, 1999, the results of operations for the nine and three month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998.


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

In April 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation. Under the terms of this Agreement which became effective in May 1998, IIG received $637,711 in cash, the rights to the full federal tax refund from the 1998 federal tax return, and satisfaction of the IIG Note and accrued interest. In return, the noteholder received all the outstanding shares of IIC, Inc. (including the shares of Investors Insurance Corporation) and IIG's option to purchase certain securities held by Investors Insurance Corporation.

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


4. Income Taxes

On a tax basis, the settlement of the IIG Note and disposal of IIC, Inc. results in a capital loss of approximately $917,000 which can be carried forward to offset future capital gains until December 31, 2003. The regular operating loss carryforward is reduced from approximately $8,256,000 to approximately $7,493,000 as of December 31, 1998.


5. Related Party Transactions

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In recognition of these services, Management has accrued $50,000 in consulting fees which it plans to pay Mr. Goebert. In addition, Mr. Goebert was reimbursed $16,500 for legal and financing expenses he paid on behalf of IIG.


6. Equity Investment

In January 1999, IIG paid $500,000 to purchased 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to 110,000 shares. IIG vice president and director Donald F. U. Goebert is also a director and shareholder of SFB.

As of September 31, 1999, IIG owned 100,000 shares of SFB's 1,208,850 shares outstanding. The Company accounts for its investment in SFB under the cost method. Therefore, no portion of the operating results of SFB are recognized in these financial statements.

Item 2: Management Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") and its wholly-owned subsidiaries, primarily Investors Insurance Corporation ("Investors"), updates the discussion and analysis contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1998 (or the 1999 Form 10KSB until the 1998 report is filed) and should be read in conjunction with that report and the Notes to the September 30, 1999 financial statements presented under Item 1.

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