Form 10QSB
period 2000-03-31
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [   ]  No [ X ]

As of August 1, 2002, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - March 31, 2000
                and December 31, 1999                                      3

        Item 1: Statements of Operations - three months
                ended March 31, 2000 and 1999                              4

        Item 1: Statements of Cash Flows - three months
                ended March 31, 2000 and 1999                              5

        Item 1: Notes to Financial Statements                              6

        Item 2: Management's Discussion and Analysis                       7


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          8

        Item 2: Changes in Securities                                      8

        Item 3: Default Upon Senior Securities                             8

        Item 4: Submission of Matters to a Vote of Security Holders        8

        Item 5: Other Information                                          8

        Item 6: Exhibits and Reports on Form 8-K                           8


 SIGNATURES                                                                9

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                   Investors Insurance Group, Inc.
                           Balance Sheets
                March 31, 2000 and December 31, 1999

                                                2000       1999
                                               ------     ------
Assets                                      (unaudited)
 Current Assets:
   Cash and cash equivalents                 $ 211,253   $ 208,734
   Income tax recoverable                       14,368      14,368
   Other assets                                  1,650       1,650
                                               -------     -------

Total current assets                           227,271     224,752
Equity Investment                              500,000     500,000
                                               -------     -------
                                             $ 727,271   $ 724,752
                                               =======     =======


Liabilities
 Current Liabilities:
   Accrued expenses                          $  77,509   $  76,257
                                               -------      ------

Total current liabilities                       77,509      76,257

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                 -          -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2000 and 1999; outstanding 2,836,582
   in 2000 and 1999                          1,420,291   1,420,291
 Additional paid-in capital                  3,656,474   3,656,474
 Accumulated deficit                        (4,418,853) (4,420,120)
 Treasury stock, at cost (4,000 shares
   in 2000 and 1999)                            (8,150)     (8,150)
                                             ---------   ---------

Total capital                                  649,762     648,495
                                             ---------   ---------

Total liabilities and capital                $ 727,271   $ 724,752
                                             =========   =========







See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
             For the Three Months Ended March 31, 2000 and 1999

                                                   2000          1999
                                                 -------       --------
Revenue                                         $  -           $  -
General and administrative expenses               1,252          1,147
                                                  -----          -----

Loss from operations                             (1,252)        (1,147)
Interest income                                   2,519          2,555
                                                  -----          -----

Net income                                      $ 1,267        $ 1,408
                                                  =====          =====

Basic and diluted earnings per share            $  0.00        $  0.00
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========



































See accompanying notes to financial statements.

                       Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
              For the Three Months Ended March 31, 2000 and 1999

                                                   2000        1999
                                                 --------    --------
Cash flow from operating activities:
 Net income                                     $   1,267   $   1,408

 Adjustments to reconcile net income to net
    cash provided by operating activities:
  Change in other assets and liabilities, net       1,252       1,147
                                                  -------    --------

Net cash provided by operating activities           2,519       2,555

Cash flows from investing activities:
 Purchase of equity investment                       -       (500,000)
                                                  -------     -------

Net change in cash and cash equivalents             2,519    (497,445)
Cash and cash equivalents:
  Beginning of year                               208,734     699,089
                                                  -------     -------

  End of period                                 $ 211,253   $ 201,644
                                                  =======     =======





























See accompanying notes to financial statements

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.


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


3. Stock Options

During the three month period ended March 31, 2000, 67,409 share options expired. As of March 31, 2000, there are no options outstanding.

Item 2: Management Discussion and Analysis


General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 1999 and should be read in conjunction with that report and the Notes to the March 31, 2000 financial statements presented under Item 1.

Other than historical and factual statements, the matters and items discussed are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

Plan of operation

Since disposing of all of its subsidiaries and operations in 1998, IIG has been seeking new business opportunities. While it has reviewed several proposals, it is continuing its search. In the interim, IIG has set aside a portion of its assets in liquid investments to assure funding of its on-going general corporate expenses. In order to assure a reasonable return to its shareholders, the balance of its assets have been invested in shares of Stonebridge Financial Corp ("SFB"). Management does not expect any liquidity problem in the foreseeable future, nor does it currently plan any significant change in its investments or number of employees.

SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of March 31, 2000, IIG owned 100,000 shares of SFB's 1,208,850 shares outstanding.

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

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

    a). Exhibits

        None

    b). Reports on Form 8-K

        Since December 31, 1999 through the filing of this report,only one Form 8K has been filed. That Form 8K was filed on July 13, 2001 and reported a change in the Company's certifing accountant.

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