Form 10QSB
period 2000-06-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - June 30, 2000
                and December 31, 1999                                      3

        Item 1: Statements of Operations - six months
                ended June 30, 2000 and 1999                               4

        Item 1: Statements of Operations - three months
                ended June 30, 2000 and 1999                               5

        Item 1: Statements of Cash Flows - six months
                ended June 30, 2000 and 1999                               6

        Item 1: Notes to Financial Statements                              7

        Item 2: Management's Discussion and Analysis                       8


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          9

        Item 2: Changes in Securities                                      9

        Item 3: Default Upon Senior Securities                             9

        Item 4: Submission of Matters to a Vote of Security Holders        9

        Item 5: Other Information                                          9

        Item 6: Exhibits and Reports on Form 8-K                           9


 SIGNATURES                                                               10

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                   Investors Insurance Group, Inc.
                           Balance Sheets
                 June 30, 2000 and December 31, 1999

                                                2000       1999
                                               ------     ------
Assets                                      (unaudited)
 Current Assets:
   Cash and cash equivalents                 $ 112,766   $ 208,734
   Income tax recoverable                       14,368      14,368
   Other assets                                  1,650       1,650
                                               -------     -------

Total current assets                           128,784     224,752
Equity Investment                              600,000     500,000
                                               -------     -------
                                             $ 728,784   $ 724,752
                                               =======     =======


Liabilities
 Current Liabilities:
   Accrued expenses                          $  78,787   $  76,257
                                               -------      ------

Total current liabilities                       78,787      76,257

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                 -           -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2000 and 1999; outstanding 2,836,582
   in 2000 and 1999                          1,420,291   1,420,291
 Additional paid-in capital                  3,656,474   3,656,474
 Accumulated deficit                        (4,418,618) (4,420,120)
 Treasury stock, at cost (4,000 shares
   in 2000 and 1999)                            (8,150)     (8,150)
                                             ---------   ---------

Total capital                                  649,997     648,495
                                             ---------   ---------

Total liabilities and capital                $ 728,784   $ 724,752
                                             =========   =========








See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
                For the Six Months Ended June 30, 2000 and 1999

                                                   2000          1999
                                                 -------       --------
Revenue                                         $  -           $  -
General and administrative expenses               2,529          5,339
                                                  -----          -----

Loss from operations                             (2,529)        (5,339)
Interest income                                   4,031          4,773
                                                  -----          -----

Net income (loss)                               $ 1,502        $  (566)
                                                  =====          =====

Basic and diluted earnings (loss) per share     $  0.00        $ (0.00)
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========



































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Three Months Ended June 30, 2000 and 1999

                                                   2000          1999
                                                 -------       --------
Revenue                                         $  -          $   -
General and administrative expenses               1,277          4,192
                                                  -----          -----

Loss from operations                             (1,277)        (4,192)
Interest income                                   1,513          2,218
                                                  -----          -----

Net income (loss)                               $   236       $ (1,974)
                                                  =====          =====

Basic and diluted income (loss) per share       $  0.00       $  (0.00)
                                                  =====          =====

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                      Statements of Cash Flows (unaudited)
                For the Six Months Ended June 30, 2000 and 1999

                                                    2000        1999
                                                   ------      ------
Cash flow from operating activities:
 Net income (loss)                              $   1,502   $    (566)

 Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Change in other assets and liabilities, net       2,530         829
                                                  -------    --------

Net cash provided by operating activities           4,032         263

Cash flows from investing activities:
 Purchase of investment                          (100,000)   (500,000)
                                                  -------     -------

Net change in cash and cash equivalents           (95,968)   (499,737)
Cash and cash equivalents:
  Beginning of year                               208,734     699,089
                                                  -------     -------

  End of period                                 $ 112,766   $ 199,352
                                                  =======     =======






























See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of June 30, 2000, the results of operations for the six and three month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999.


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


3. Stock Options

During the three month period ended March 31, 2000, 67,409 share options expired. As of June 30, 2000, there are no options outstanding.

Item 2: Management Discussion and Analysis

General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 1999 and should be read in conjunction with that report and the Notes to the June 30, 2000 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to 110,000 shares. IIG vice president and director Donald F. U. Goebert is also a director and shareholder of SFB. As of June 30, 2000, IIG owned 110,000 shares of SFB's 1,208,850 shares outstanding.

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

        None


Item 5: Other Information

        None


Item 6: Exhibits and Reports on Form 8-K

    a). Exhibits

        None

    b). Reports on Form 8-K

        Since December 31, 1999 through the filing of this report, only one Form 8K has been filed. That Form 8K was filed on July 13, 2001 and reported a change in the Company's certifying accountant.

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