Form 10KSB
period 2000-12-31
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ........ to ........

                          Commission File No.  1-8069

                        INVESTORS INSURANCE GROUP, INC.
                        (Name of small business issuer)

            Florida                                         13-2574130
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification no.)

     315 Willowbrook Lane
        West Chester, PA                                      19382
(Address of principal executive offices)                   (Zip Code)

                           Issuer's telephone number:
                                (610) 430-3900

          Securities registered pursuant to Section 12(b) of the Act:

 Common Stock $.50 par value              Over-the-Counter Pink Sheets
     (Title of each class)                    (Name of each exchange
                                               on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: None.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of July 15, 2002: $35,585. This estimate is based on 1,829,270 shares of the Registrant's Common Stock which were not beneficially held by board members.

Documents incorporated by reference: None

Transitional small business disclosure format:  YES [ ] NO [X]

                        INVESTORS INSURANCE GROUP, INC.
                             INDEX TO FORM 10-KSB


                                                                          Page
                                                                          ----
PART I.

     Item 1.   Description of Business.                                      3

     Item 2.   Description of Property.                                      5

     Item 3.   Legal Proceedings.                                            5

     Item 4.   Submission of Matters to a Vote of Security Holders.          5


PART II.

     Item 5.   Market for Common Equity and Related Stockholder Matters.     6

     Item 6.   Management's Discussion and Analysis of Operations.           6

     Item 7.   Consolidated Financial Statements.                            7

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.                         19


PART III.

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act.  20

     Item 10.  Executive Compensation.                                      21

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management.                                       24

     Item 12.  Certain Relationships and Related Transactions.              24

     Item 13.  Exhibits and Reports on Form 8-K.                            25

Signatures                                                                  26

PART I

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

This report on Form 10-KSB for the fiscal year ended December 31, 2000, is being filed on August 14, 2002. The Company is filing this report along with others in an effort to bring its Securities and Exchange Act of 1934 filings current.


Item 1. Description of Business
(a) Business Development
     (1) Form and year of organization

         Investors Insurance Group, Inc. ("IIG" or "Company") was incorporated under the laws of the State of Florida on May 11, 1993 and is the successor corporation of the former Gemco National, Inc. ("Gemco"), a New York corporation founded in 1966. The change in corporate name was made to increase investor awareness of IIG's market focus and was approved by Gemco's shareholders at the Annual Meeting of Shareholders on June 11, 1993. The actual change was accomplished by the merger of Gemco National, Inc. into a new Florida corporation, IIG, on September 1, 1993.

     (2) Any bankruptcy, receivership or similar proceeding

         NONE

     (3) Any material reclassification, merger, consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business

         In May 1998, IIG disposed of all of its subsidiaries and operations. While the Company is currently seeking new business opportunities, since the disposition, its only activities have been to collect interest income and resolve certain outstanding contingencies discussed below. The Company has no full-time employees; except for a bonus ($50,000 paid in 1998) related to the sale of its subsidiaries, the Company's only officer has served without compensation.

         In January 1999, IIG paid $500,000 to purchase 100,000 shares (giving effect to subsequent stock splits) of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank and owning 100% of the shares of Stonebridge Bank. In April 2001, increased its holdings of SFB stock to 110,000 shares. As of December 31, 2000 SFB had 1,585,083 shares outstanding.

         The Company has no phyical assets or place of business, but its sole officer may be contacted at:

                        Mr. Donald Goebert, President
                        315 Willowbrook Lane
                        West Chester, PA 19382

                       (610) 430-3900


(b) Business of the Issuer
     (1) Principle products or services and their markets

         NONE

     (2) Distribution methods of the products or services

         NONE

     (3) Status of any publicly announced new product or service

         NONE

     (4) Competitive business conditions and the small business issuer's Competitive position in the industry and methods of competition

         NONE

     (5) Sources and availability of raw materials and the names of principal suppliers

         NONE

     (6) Dependence on one or a few major customers

         NONE

     (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

         NONE

     (8) Need for any government approval of principal products or services

         NONE

     (9) Effect of existing or probable governmental regulations on the business

         NONE

    (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are born directly by customers

         NONE

    (11) Cost and effects of compliance with environmental laws (federal, state and local)

         NONE

    (12) Number of total employees and number of full time employees

         NONE


Item 2. Description of Property

The Company does not own, lease or occupy any real estate nor has it developed an investment policy related to real estate.


Item 3. Legal Proceedings

Federal Insurance Company V. Gemco National, Inc. (No.00988/88, S.Ct., N.Y.)
In this matter, Federal Insurance Company was pursuing a claim against Gemco National, Inc. for unpaid premiums for general liability and workmen's compensation insurance for the Ampat Group, former operating subsidiaries of Gemco. Federal Insurance sought compensatory damages in excess of $555,000. Based on conversation with former employees of Gemco, the Company believes it has valid defenses to this claim. Furthermore, there has been no activity regarding this case since early 1990, even though the lawsuit is still pending. Under New York law, lawsuits remain pending indefinitely. Should this case again become active, the likely outcome could not be predicted with any degree of certainty. However, the Company believes the likelihood of having to pay a claim is remote and that the case would be dismissed as a result of the long delay by plaintiff in pursuing this action.

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


Item 4. Submission of Matters to a Vote of Security Holders

NONE. During the reporting period, there was no meeting of the security holders, and no voting on any matters.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information

	 The Company's common stock is listed on the OTC Pink Sheets under the symbol "IIGI". The following table sets forth for each period indicated the high and low closing sale prices for the Company's sommon stock, as reported by the OTC Pink Sheets.

	                      For the Year ended                For the Year ended
					      December 31, 2000                 December 31, 1999
	                      ------------------                -------------------
	                      High          Low                 High           Low
	                      ----          ---                 ----           ---
	     1st Quarter    $ 0.35         $ 0.12             $ 1.25           0.11
	     2nd Quarter      0.35           0.16               0.12           0.12
	     3rd Quarter      0.12           0.01               0.12           0.12
	     4th Quarter      0.50           0.01               0.28           0.12

	 As of June 10, 2002 the closing price for the  Company's  common stock was
	 $0.02 per share.

(B) Holders.

     IIG has no precise knowledge as to the number of beneficial holders of IIG's common stock.

(C) Dividends

     IIG has not paid any dividends during the past two years and it does not expected to pay dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Plan of operation.

      Since disposing of all of its subsidiaries and operations in 1998, IIG has been seeking new business opportunities. While it has reviewed several proposals, it is continuing its search. In the interim, IIG has set aside a portion of its assets in liquid investments to assure funding of its on-going general corporate expenses; in order to assure a reasonable return to its shareholders, the balance of its assets have been invested in shares of Stonebridge Financial Corp ("SFB"). Management does not expect any liquidity problem in the foreseeable future, nor does it currently plan any significant change in its investments or number of employees.

      SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of December 31, 2000, IIG owned 110,000 shares of
      SFB's 1,585,083 shares outstanding.

Item 7. Financial Statements

                        INVESTORS INSURANCE GROUP, INC.
                               TABLE OF CONTENTS

                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        8

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999:

Balance Sheets                                                            9
Statements of Operations                                                 10
Statements of Statements of Shareholder's Capital and Deficit            11
Statements of Cash Flows                                                 12
Notes to Financial Statements                                          13-18

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc.
Jacksonville, Florida


We have audited the accompanying balance sheets of Investors Insurance Group, Inc. as of December 31, 2000 and 1999 and the related statements of operations, comprehensive income, stockholders' capital and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gallogly, Fernandez & Riley, LLP
Certified Public Accountants
Orlando, Florida
June 19, 2002

                        Investors Insurance Group, Inc.
                                Balance Sheets
                          December 31, 2000 and 1999

                                                           2000         1999
                                                          ------       ------
Assets
 Current Assets:
   Cash and cash equivalents                            $ 133,214    $ 208,734
   Income tax recoverable                                    -          14,368
   Other assets                                              -           1,650
                                                        ---------    ---------

Total current assets                                      133,214      224,752
Investment, at cost                                       600,000      500,000
                                                        ---------    ---------

                                                        $ 733,214    $ 724,752
                                                        =========    =========


Liabilities
 Current Liabilities:
   Accrued expenses                                     $  81,444    $  76,257
                                                        ---------    ---------

Total current liabilities                                  81,444       76,257

Shareholder's Capital and Deficit:
 Preferred stock, no par, authorized
   20,000,000 shares, none issued                            -            -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2000 and 1999; outstanding 2,836,582
   in 2000 and 1999                                     1,420,291    1,420,291
 Additional paid-in capital                             3,656,474    3,656,474
 Accumulated deficit                                   (4,416,845)  (4,420,120)
 Treasury stock, at cost (4,000 shares
   in 2000 and 1999)                                       (8,150)      (8,150)
                                                        ---------   ----------

Total shareholder's capital and deficit                   651,770      648,495
                                                        ---------   ----------

Total liabilities and shareholder's capital and deficit $ 733,214   $  724,752
                                                        =========   ==========










See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                           Statements of Operations
                 For the Year Ended December 31, 2000 and 1999


                                                  2000          1999
                                                 -------       -------
Revenue                                          $  -       $      -
General and administrative expenses                5,187          9,874
                                                 -------     ----------

Loss from operations                              (5,187)        (9,874)

Interest income                                    8,462          9,312
                                                 -------     ----------

Net income (loss)                                $ 3,275     $     (562)
                                                 =======     ==========

Basic and diluted earnings (loss) per share       $ 0.00         $(0.00)
                                                   =====          =====

Basic and diluted weighted average
    shares outstanding                         2,836,582      2,836,582
                                               =========      =========































See accompanying notes to financial statements.


                         Investors Insurance Group, Inc.
                 Statements of Shareholder's Capital and Deficit
                  For the Year Ended December 31, 2000 and 1999

<CAPTIONS>
                                  Common Stock
                               -------------------   Additional
                              Number of                paid-in   Accumulated  Treasury
                               shares      Amount      capital     deficit      stock
                              ---------   --------   ----------  -----------  --------
Balance at December 31, 1998  2,840,582  $1,420,291  $3,656,474  $(4,419,558) $(8,150)
Net loss                           -           -           -            (562)    -
                              ---------  ----------  ----------  ------------ --------

Balance at December 31, 1999  2,840,582   1,420,291   3,656,474   (4,420,120)  (8,150)
Net income                         -           -           -           3,275     -
                              ---------  ----------  ----------  ------------ --------
Balance at December 31, 2000  2,840,582  $1,420,291  $3,656,474  $(4,416,845) $(8,150)
                              =========  ==========  ==========  ============ ========



























See accompanying notes to  financial statements.

                         Investors Insurance Group, Inc.
                            Statements of Cash Flows
                 For the Year Ended December 31, 2000 and 1999

                                                   2000         1999
                                                 --------     --------
Cash flows from operating activities:
 Net income (loss)                               $  3,275     $   (562)
 Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Income tax refund received                       14,368         -
  Change in other assets and liabilities, net       6,837       10,207
                                                 --------   ----------

 Net cash provided by operating activities         24,480        9,645

Cash flows from investing activities:
 Purchase of investment                          (100,000)    (500,000)
                                                  -------    ---------

      Net change in cash and cash equivalents     (75,520)    (490,355)

Cash and cash equivalents
  Beginning of year                               208,734      699,089
                                                  -------    ---------

  End of year                                    $133,214    $ 208,734
                                                  =======    =========




























See accompanying notes to financial statements.

                          Investors Insurance Group, Inc.
                           Notes to Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Investors Insurance Group, Inc. ("Company") is a Florida corporation that formerly operated predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities. All of the Company's former insurance operations were conducted through Investors Insurance Corporation ("Investors") a corporation licensed to sell life, annuity and health insurance in 21 states. Investors was wholly-owned by IIC, Inc., an insurance holding company and direct wholly-owned subsidiary of the IIG. The accompanying financial statements of the Company are prepared in accordance with generally accepted accounting principles.

On May 28, 1998, the Company disposed of all its subsidiaries and operations. While the Company is currently seeking new business opportunities, since the disposition, its only activities have been to collect interest income and pay accrued and operating expenses of the Company.


    (a) Current assets and liabilities:

        Current assets include cash and cash equivalents and other assets expected to be used or converted into cash within one year. Current liabilities are those obligations the Company expects to fund with current assets or funds generated by operations.


    (b) Cash and cash equivalents:

        For both Balance Sheet classification and the Statements of Cash Flows, cash and investments with original maturities of less than three months are considered "Cash and cash equivalents".


    (c) Federal Income Taxes:

        The Company files a consolidated tax return. Any differences between the consolidated tax and the total amounts that would be due under separate tax filings is paid or retained by the Company.

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

    (d) Stock-Based Compensation:

        The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 "Accounting for Stock-Based Compensation."


    (e) Earnings per Share of Common Stock:

        The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include potentially dilutive common shares.


    (f) Use of Estimates:

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


    (g) Concentrations of Credit Risk:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash balances invested in banks in excess of the FDIC insurance limits.


    (h) Fair Value of Financial Instruments:

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

    (i) Recent Accounting Pronouncements:

        In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.
        It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of FAS 141 and 142 is not expected to have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"
        (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations when it takes effect on January 1, 2003.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have material impact on its financial position and results of operations.

        The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This Statement is not applicable to the Company at this time.


(2) INVESTMENT, at Cost

In 1999, the Company acquired 100,000 shares (adjusted for a subsequent stock split) of common stock in a community bank for $500,000 and it uses the cost method to account for this investment. In 2000, the Company acquired an additional 10,000 shares of common stock for $100,000.


(3) INCOME TAXES

Actual income tax expense (benefit) for 2000 and 1999 differed from the "expected" tax expense (benefit) for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes by the following:

                                                         2000           1999
                                                        ------         ------
Computed "expected" tax expense (benefit)                 34 %          (34)%
Reduction resulting from changes in the valuation
   allowance related to the net loss carryforward        (34)            34
                                                        ------         ------

    Actual income tax expense (benefit)                   -  %           -  %
                                                        ======         ======

The components of the deferred tax assets and liabilities at December 31 are as follows:

                                                         2000           1999
                                                       --------       --------
Deferred tax assets:
 Operating loss carryforward                          $2,803,973     $2,807,129
 Capital loss carryforward                               430,216        430,216
 Other                                                    30,290         28,356
                                                      ----------     ----------

  Net deferred tax assets                              3,264,479      3,265,701
Valuation Allowance                                   (3,264,479)     3,265,701
                                                      ----------     ----------

Net deferred tax assets and liabilities               $     -        $    -
                                                      ==========     ==========

The net increase (decrease) in the total valuation allowance for the years ended in 2000 and 1999 was $(1,222) and $210, respectively.

Based on its current operating results, the Company is not expected to be able to utilize its net operating loss carryforward and capital loss carryforward balances until it finds a suitable business opportunity. In the interim, the Company will continue to provide a full 100% valuation allowance on its deferred tax assets.

At December 31, 2000, the Company had capital loss carryforward of $1,153,395 expiring in 2003 and an operating tax loss carryforward of $7,517,353 which expires as described below:



                    Year of              Operating
                   expiration        Loss Carryforward
                   ----------        -----------------
                       2001              $3,304,350
                       2003                 248,087
                       2004                 741,690
                       2005                 869,767
                       2007                 135,644
                       2008                 397,263
                       2009                 205,693
                       2010                 440,780
                       2011                 868,422
                       2012                 305,657
                                         ----------

                                         $7,517,353
                                         ==========

Beginning in 1996, the Company included Investors in its consolidated tax return. Since the sale of its subsidiaries in 1998, only the losses of the Company alone will be available to offset its future income.

If the Preferred Shares discussed in Note 5 are issued, the resulting "change in control" could substantially reduce the Company's ability to utilize its non-life loss carryforwards. Further, based on its current financial condition, the Company cannot be assured that it will have the ability to utilize its loss carryforwards.


(4) STOCK OPTIONS

The Company has two incentive stock option plans for the benefit of employees of the Company and its subsidiaries ("1982 Plan," and "1992 Plan"). The former agents' plan effectively terminated after the sale of Investors as the individuals eligible under that plan worked for Investors.


Under the 1982 Plan, options for up to 67,409 shares of the Company's common stock were outstanding, but expired, unexercised, in 2000.

Under the 1992 Plan, options for up to 500,000 shares of the Company's common stock are authorized. Of these, options for 445,000 shares were granted and expired, unexercised, prior to the end of 1998.

As of the end of 2000, all options granted have expired.


(5) PREFERRED STOCK

The Company is authorized to issue 20 million shares of no-par preferred stock. The Company's Board is authorized to establish the actual number of shares to be issued in a series, fix the designations, powers, preferences and rights within a series of shares and set the qualifications, limitations or restrictions thereof without further shareholder approval. The Board has taken no action relating to these shares and none have been issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 1, 2000, the partners in the Orlando, Florida office of BDO Seidman, LLP purchased the Orlando accounting practice of BDO Seidman, LLP and are continuing the practice under the name of Gallogly, Fernandez and Riley, LLP ("GFR"), an independent member of the BDO Seidman Alliance. Investors Insurance Group, Inc. ("IIG") is currently in the process of bringing its SEC filings current and, since the Orlando office had been primarily involved in IIG's 1996 and 1997 audits, IIG decided to continue this relationship. Therefore, on July 13, 2001, IIG's Board of Directors dismissed BDO and retained GFR as its new independent certifying public accountants.

BDO's report on IIG's most recent audited statements financial statements as of and for the years ended December 31, 1997 and 1996 contained no adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except
for the report on 	the financial statements for the years ended
December 31, 1997 and 1996, which were modified as to a going concern uncertainty. In connection with the audits of the two fiscal years ended December 31, 1997 and 1996 and the subsequent periods through the date hereof, there were no disagreements between IIG and BDO on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure. Further, there were no reportable events described in Item 304(a)(1)(iv) of Regulation SB.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons


Directors

The Board of Directors of the Company currently consists of two directors whose terms expire at the next, as yet unshceduled, Shareholders' Annual Meeting. The directors are Messrs. Donald F.U. Goebert and Jesse H. Riebman. The Board has not decided when, or if, it will name a new director for the remainder of these terms.

As of July 15, 2002, the following table sets forth the age and address of each currently active director, the principal occupation or employment of each director during the previous five years, the year in which each individual initially became a director of the Company and other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of sections 15(d) of such Act or any company registered as and investment company under the Investment Company Act of 1940.

                        Position with the Company and Principal Occupation or
Name                    Employment During Past Five Years
---------------------   ------------------------------------------------------
Donald F.U. Goebert
315 Willowbrook Lane
West Chester, PA 19382
Age 65
Director Since June 11, 1987

                       Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer from May 1998 to present;
                       Vice President and a Director of the Company from June 1987 to present; Secretary and Treasurer of the Company from June 1987 to June 1992; Chairman of the Board of RELM Wireless Corporation for more than the past five years.

Jesse H. Riebman
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006
Age 73
Director Since September 25, 1996

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

Item 10. Executive Compensation

Directors Compensation

A director receives a fee in the amount of $500 for each meeting of the Board of Directors and receives a fee in the amount of $300 for each meeting of any standing committee of the Board of Directors. The Company has no other arrangements regarding compensation for services as a director and these fees were suspended indefinitely in early 1997.

Executive Officers

As of December 31, 2000, the name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.



                                                            Initial Date
        Name                        Office                   of Office
------------------------ ---------------------------------- -------------
Donald F.U. Goebert, Age 63
                         Acting President                   May 1998
                         Acting Chief Executive Officer     May 1998
                         Acting Chief Financial Officer     May 1998
                         Vice President                     July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until a successor is elected and has qualified, or until the earlier of his death, resignation or removal from office.

The business experience for the previous five (5) years of Mr. Goebert is set forth above under "Directors". Mr. Goebert has no employment agreement.

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 2000, 1999 and 1998 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.

                        SUMMARY COMPENSATION TABLE
                        --------------------------
Name and                                                          All Other
Principle Position                  Year                        Compensation
------------------                  ----                        ------------
Donald F.U. Goebert,
Acting President,
Acting Chief Executive Officer,
Acting Chief Financial Officer,
Vice President
                                    2000                              -
                                    1999                              -
                                    1998                           66,500(1)

        (1) Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In recognition of these services, Mr. Goebert was paid $50,000 in consulting fees. In addition, Mr. Goebert was reimbursed $16,500 for legal and financing expenses he paid on behalf of IIG.


Executive and Other Employee Benefit Plans

                       Incentive Stock Option Plan No. 1

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company in 1982 which provides that (a) options for up to 200,000 shares of common stock may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than fair market value on the date of grant; (c) the term of an option may not exceed ten (10) years and will end no later than three (3) months after termination of employment, death or retirement or one (1) year after date of permanent disability; and (d) such other terms as set forth in the Plan or as may be set by the Company's Board of Directors. The Plan and each option is subject to the provisions of section 422 of the Internal Revenue Code of 1986, as amended. As of the end of 2000, all outstanding options have expired and no further options may be granted under this plan.

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

All outstanding options under theis plan expired, unexercised, prior to the end of 1998. No new options have been granted since 1998.


                       Simplified Employee Pension Plan

On January 1, 1992, the Company's subsidiary, Investors Insurance Corporation, adopted a Simplified Employee Pension Plan. This same plan was subsequently adopted by the Company on June 11, 1993. Under the Plan, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). Contributions under the Plan are not mandatory and no contributions were made during 2000 or 1999.

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


                                            Shares Owned
Name and Address                         Beneficially as of       Percent of
 of Beneficial Owner                        July 15, 2002          Class (1)
-------------------------                ------------------       ----------
Donald F.U. Goebert                          882,212 (2)             31.1%
315 Willowbrook Lane
West Chester, PA 19382

Jesse H. Riebman                             125,000 (3)              4.4%
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006

All Directors and Officers
        of the Company                     1,007,212 (2-3)           35.5%


(1) These percentages are computed by dividing the number of shares of common stock shown for each person by the sum of (i) the number of shares of common stock outstanding on July 15, 2002, and (ii) the number of shares which that particular person beneficially owns pursuant to stock options and stock warrants.

(2) Mr. Goebert is the direct owner of 195,554 shares. In addition, Mr. Goebert has beneficial ownership through Chester County Fund, Inc. of 686,658 shares.

(3) The shares listed as beneficially owned by Mr. Riebman include 8,000 shares owned by his wife.


Item 12. Certain Relationships and Related Transactions

Transactions Involving Directors and Officers

In January 1999, IIG paid $500,000 to purchase 100,000 shares (after giving effect to subsequent stock splits) of CBCC, Inc. as an investment and increase its holding to 60,000 in April 2001. CBCC, Inc. has changed its name to Stonebridge Financial Corp ("SFB") and now operates as a financial holding company regulated by the Federal Reserve Bank and owning 100% of the shares of Stonebridge Bank. IIG vice president and director Donald F. U. Goebert is also a director and shareholder of FSB. Through IIG and other holdings, Mr. Goebert beneficially owned 365,667 shares of FSB (22.9% of FSB's total outstanding shares as of March 15, 2001.

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

                See Index to Financial Statements on page 7.

        2.      Exhibits
                See the Exhibit Index of this Annual Report on Form 10-KSB at page 28.

(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 2000 or the first quarter of 2001. However, the Company did file a Form 8K on July 13, 2001 relating to the change in auditors (see discussion under Item 8 above).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INVESTORS INSURANCE GROUP, INC.


August 26, 2002                          By:  /s/ Donald F. U. Goebert
                                         --------------------------------
                                         Donald F. U. Goebert, Chariman of
                                         the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The duties and responsibilities of the chief financial officer and controller have been assumed by Mr. Donald F. U. Goebert.


By:     /s/ Donald F. U. Goebert                          August 26, 2002
        ----------------------------
        Donald F. U. Goebert, Director


By:     /s/ Jesse H. Riebman                              August 26, 2002
        ----------------------------
        Jesse H. Riebman , Director

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

  10      Termination of Management and Service Agreement   see 1997 Form 10KSB
          between Registrant and Registrant's subsidiary,
          Investors Insurance Corporation, effective
          December 31, 1997

  10      Termination of Management Agreement between       see 1997 Form 10KSB
          Registrant and Registrant's subsidiary,
          Investors Marketing Group, effective
          December 31, 1997

  10      Management Agreement between the Registrant's     see 1997 Form 10KSB
          subsidiaries Investors Insurance Corporation and
          Investors Marketing Group, Inc. effective
          January 1, 1998

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

  10      Agreement with California to raise additional       see 1995 Form 10K
          capital for Investors Insurance Corporation dated February 20, 1996.

  10      Agreement dated July 30, 1997 with Arizona          see Form 10QSB
          regarding reinsurance and certain operating       dated June 30, 1997
          issues.

  10      Agreement Dated December 31, 1997,               See Form 10KSB dated
          termination of the Management and Service          December 31, 1997
		  Agreement with Investors Insurance Corporation dated January 1, 1993.

  10      Agreement Dated December 31, 1997,               See Form 10KSB dated
          termination of the Management and Service         December 31, 1997
		  Agreement with Investors Marketing Group dated June 10, 1994.

  10      Agreement Dated January 1, 1998,                 See Form 10KSB dated
          Management and Service between Investors          December 31, 1997
		  Insurance Corporation Agreement and Investors
		  Marketing Group.

  10      Agreement dated April 1998, Settlement and       See Form 10QSB dated
          Release Agreement with National Heritage Life      March 31, 1998
		  Insurance Company in Liquidation.

  11      Statement of Computation of Earnings per Share.    See Consolidated
                                                             Statement of
                                                             Operations and
															 Note 1 to the
                                                             Consolidated
                                                             Financial
															 Statements.

  16      Letter from BDO Seidman related to change of     See Form 10KSB dated
          auditors.                                         December 31, 1999


  21      Subsidiaries of Registrant.                              31

                           Subsidiaries of the Registrant

As of December 31, 2000, Investors Insurance Group, Inc. had no subsidiaries.