Form 10QSB
period 2001-09-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

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
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - September 30, 2001
                and December 31, 2000                                      3

        Item 1: Statements of Operations - nine months
                ended September 30, 2001 and 2000                          4

        Item 1: Statements of Operations - three months
                ended September 30, 2001 and 2000                          5

        Item 1: Statements of Cash Flows - nine ended
                September 30, 2001 and 2000                                6

        Item 1: Notes to Financial Statements                              7

        Item 2: Management's Discussion and Analysis                       8


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          9

        Item 2: Changes in Securities                                      9

        Item 3: Default Upon Senior Securities                             9

        Item 4: Submission of Matters to a Vote of Security Holders        9

        Item 5: Other Information                                          9

        Item 6: Exhibits and Reports on Form 8-K                           9


 SIGNATURES                                                               10

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      September 30, 2001 and December 31, 2000

                                                         2001         2000
                                                        ------       ------
Assets                                                (unaudited)
 Current Assets:
   Cash and cash equivalents                          $ 127,345    $ 133,214
Equity Investment                                       600,000      600,000
                                                        -------      -------

Total assets                                          $ 727,345    $ 733,214
                                                        =======      =======


Liabilities
 Current Liabilities:
   Accrued expenses                                   $  85,582    $  81,444
                                                        -------      -------

Total current liabilities                                85,582       81,444

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                          -            -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2001 and 2000; outstanding 2,836,582
   in 2001 and 2000                                   1,420,291    1,420,291
 Additional paid-in capital                           3,656,474    3,656,474
 Accumulated deficit                                 (4,426,852)  (4,416,845)
 Treasury stock, at cost (4,000 shares
   in 2001 and 2000)                                     (8,150)      (8,150)
                                                      ---------    ---------

Total capital                                           641,763      651,770
                                                      ---------    ---------

Total liabilities and capital                         $ 727,345    $ 733,214
                                                      =========    =========












See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
             For the Nine Months Ended September 30, 2001 and 2000

                                                   2001           2000
                                                 -------        -------
Revenue                                       $    -           $  -
General and administrative expenses              14,644          3,845
                                                  -----          -----

Loss from operations                            (14,644)        (3,845)
Interest income                                   4,637          6,777
                                                  -----          -----

Net income (loss)                             $ (10,007)       $ 2,932
                                                  =====          =====

Basic and diluted earnings (loss) per share   $   (0.00)       $  0.00
                                                  =====          =====
Basic and diluted weighted average
         shares outstanding                   2,836,582      2,836,582
                                              =========      =========




































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Three Months Ended September 30, 2001 and 2000

                                                   2001           2000
                                                 -------        -------
Revenue                                         $   -          $  -
General and administrative expenses               7,381          1,316
                                                  -----          -----

Loss from operations                             (7,381)        (1,316)
Interest income                                   1,444          2,745
                                                  -----          -----

Net income (loss)                               $(5,937)       $ 1,429
                                                  =====          =====

Basic and diluted earnings (loss) per share     $ (0.00)       $  0.00
                                                  =====          =====
Basic and diluted weighted average
         shares outstanding                   2,836,582      2,836,582
                                              =========      =========



































See accompanying notes to financial statements.

                          Insurance Group, Inc.
                  Statements of Cash Flows (unaudited)
           For the Nine Months Ended September 30, 2001 and 2000

                                               2001      2000
                                             -------   --------
Cash flow from operating activities:
 Net income (loss)                         $ (10,007)   $ 2,932
 Adjustments to reconcile net income
    (loss)to net cash provided by
	(used in) operating activities:
  Change in other assets and
    liabilities, net                           4,138     18,213
                                             -------    -------

Net cash provided by (used in)
    operating activities                      (5,869)    21,145

Cash flows used in investing activities:
 Purchase of investment                         -      (100,000)
                                             -------    -------

Net change in cash and cash equivalents       (5,869)   (78,855)
Cash and cash equivalents:
  Beginning of year                          133,214    208,734
                                             -------    -------

  End of period                            $ 127,345  $ 129,879
                                             =======    =======





























See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of September 30, 2001, the results of operations for the nine and three month periods ended September 30, 2001 and 2000, and cash flows for the nine month periods ended September 30, 2001 and 2000.


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

Item 2: Management Discussion and Analysis


General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2000 and should be read in conjunction with that report and the Notes to the September 30, 2001 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of September 30, 2001, IIG owned 110,000 shares of SFB's 1,585,083 shares outstanding.

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