Form 10KSB
period 2001-12-31
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: None.

The estimated aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of August 1, 2002: $35,585. This estimate is based on 1,829,270 shares of the Registrant's Common Stock which were not beneficially held by board members.

Documents incorporated by reference: None

Transitional small business disclosure format:  YES [ ] NO [X]

                        INVESTORS INSURANCE GROUP, INC.
                             INDEX TO FORM 10-KSB


                                                                          Page
                                                                          ----
PART I.

     Item 1.   Description of Business.                                      3

     Item 2.   Description of Property.                                      5

     Item 3.   Legal Proceedings.                                            5

     Item 4.   Submission of Matters to a Vote of Security Holders.          5


PART II.

     Item 5.   Market for Common Equity and Related Stockholder Matters.     6

     Item 6.   Management's Discussion and Analysis of Operations.           6

     Item 7.   Consolidated Financial Statements.                            7

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.                         18


PART III.

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act.  19

     Item 10.  Executive Compensation.                                      20

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management.                                       21

     Item 12.  Certain Relationships and Related Transactions.              22

     Item 13.  Exhibits and Reports on Form 8-K.                            22

Signatures                                                                  23

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

This report on Form 10-KSB for the fiscal year ended December 31, 2001, is being filed on August 14, 2002. The Company is filing this report, along with others, in an effort to bring its filings current under the Securities and Exchange Act of 1934.


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

     (2) Any bankruptcy, receivership or similar proceeding

         NONE

     (3) Any material reclassification, merger, consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business

         In January 1999, IIG paid $500,000 to purchased 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to
         110,000 shares.   SFB had 1,600,016 and 1,585,083 shares outstanding
         as of December 31, 2001 and 2000, respectively. SFB has no plan to pay dividends in the foreseeable future.

(b) Business of the Issuer
     (1) Principle products or services and their markets

         NONE; IIG is currently seeking new business opportunities.


     (2) Distribution methods of the products or services

         NONE; IIG is currently seeking new business opportunities.

     (3) Status of any publicly announced new product or service

         NONE; IIG is currently seeking new business opportunities.


     (4) Competitive business conditions and the small business issuer's Competitive position in the industry and methods of competition

         NONE; IIG is currently seeking new business opportunities.


     (5) Sources and availability of raw materials and the names of principal suppliers

         NONE; IIG is currently seeking new business opportunities.


     (6) Dependence on one or a few major customers

         NONE; IIG is currently seeking new business opportunities.


     (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

         NONE; IIG is currently seeking new business opportunities.


     (8) Need for any government approval of principal products or services

         NONE; IIG is currently seeking new business opportunities.


     (9) Effect of existing or probable governmental regulations on the business

         NONE; IIG is currently seeking new business opportunities.


    (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are born directly by customers

         NONE; IIG is currently seeking new business opportunities.


    (11) Cost and effects of compliance with environmental laws (federal, state and local)

         NONE; IIG is currently seeking new business opportunities.


    (12) Number of total employees and number of full time employees

         NONE; IIG is currently seeking new business opportunities.

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


Item 4. Submission of Matters to a Vote of Security Holders

NONE. During the reporting period, there were no meetings of the security holders, and no voting on any matters.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information

     The Company's common stock is listed on the OTC Pink Sheets under the symbol "IIGI". The following table sets forth for each period indicated the high and low closing sale prices for the Company's sommon stock, as reported by the OTC Pink Sheets.

                      For the Year ended                For the Year ended
                      December 31, 2001                 December 31, 2000
                      ------------------                -------------------
                      High          Low                 High           Low
                      ----          ---                 ----           ---
     1st Quarter    $ 0.05        $ 0.01              $ 0.35         $ 0.12
     2nd Quarter      0.03          0.03                0.35           0.16
     3rd Quarter      0.03          0.03                0.12           0.01
     4th Quarter      0.04          0.01                0.50           0.01

     As of June 10, 2002 the closing price for the Company's common stock was $0.02 per share.

(B) Holders.

    IIG has no precise knowledge as to the number of beneficial holders of its common stock.

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

      SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of December 31, 2001, IIG owned 110,000 shares of
      SFB's 1,600,016 shares outstanding.

Item 7. Financial Statements

                          INVESTORS INSURANCE GROUP, INC.
                               TABLE OF CONTENTS

                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        8

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000:

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

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc.
Jacksonville, Florida


We have audited the accompanying balance sheets of Investors Insurance Group, Inc. as of December 31, 2001 and 2000 and the related statements of operations, comprehensive income, stockholders' capital and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gallogly, Fernandez & Riley, LLP
Certified Public Accountants
Orlando, Florida
June 19, 2002

                        Investors Insurance Group, Inc.
                                Balance Sheets
                          December 31, 2001 and 2000

                                                           2001         2000
                                                          ------       ------
Assets
 Current Assets:
   Cash and cash equivalents                           $  115,301    $ 133,214
Equity Investments                                        600,000      600,000
                                                        ---------    ---------

                                                        $ 715,301    $ 733,214
                                                        =========    =========


Liabilities
 Current Liabilities:
   Accrued expenses                                     $  90,724    $  81,444
                                                        ---------    ---------

Total current liabilities                                  90,724       81,444

Shareholder's Capital and Deficit:
 Preferred stock, no par, authorized
   20,000,000 shares, none issued                            -            -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2001 and 2000; outstanding 2,836,582
   in 2001 and 2000                                     1,420,291    1,420,291
 Additional paid-in capital                             3,656,474    3,656,474
 Accumulated deficit                                   (4,444,038)  (4,416,845)
 Treasury stock, at cost (4,000 shares
   in 2001 and 2000)                                       (8,150)      (8,150)
                                                        ---------   ----------

Total shareholder's capital and deficit                   624,577      651,770
                                                        ---------   ----------

Total liabilities and shareholder's capital and deficit $ 715,301    $ 733,214
                                                        =========   ==========















See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                           Statements of Operations
                 For the Year Ended December 31, 2001 and 2000


                                                  2001           2000
                                                 -------       --------
Revenue                                         $   -       $      -
General and administrative expenses               32,836          5,187
                                                 -------       --------

Loss from operations                             (32,836)        (5,187)

Interest income                                    5,643          8,462
                                                 -------       --------

Net income (loss)                               $(27,193)     $   3,275
                                                 =======       ========


Basic and diluted earnings (loss) per share       $(0.01)        $ 0.00
                                                   =====          =====

Basic and diluted weighted average
    shares outstanding                         2,836,582      2,836,582
                                               =========      =========






























See accompanying notes to financial statements.


                         Investors Insurance Group, Inc.
                   Statements of Shareholder's Capital and Deficit
                    For the Year Ended December 31, 2001 and 2000
<CAPTIONS>
                                  Common Stock
                               -------------------   Additional
                              Number of                paid-in   Accumulated  Treasury
                               shares      Amount      capital     deficit      stock
                              ---------   --------   ----------  -----------  --------
Balance at December 31, 1999  2,840,582  $1,420,291  $3,656,474  $(4,420,120) $(8,150)
Net income                         -           -           -           3,275     -
                              ---------  ----------  ----------  ------------ --------
Balance at December 31, 2000  2,840,582   1,420,291   3,656,474   (4,416,845)  (8,150)
Net loss                           -           -           -         (27,193)    -
                              ---------  ----------  ----------  ------------ --------
Balance at December 31, 2001  2,840,582  $1,420,291  $3,656,474  $(4,444,038) $(8,150)
                              =========  ==========  ==========  ============ ========





























See accompanying notes to  financial statements.

                         Investors Insurance Group, Inc.
                            Statements of Cash Flows
                 For the Year Ended December 31, 2001 and 2000

                                                   2001         2000
                                                 --------     --------
Cash flows from operating activities:
 Net income (loss)                               $(27,193)     $ 3,275
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
	operating activities:
  Income tax refund received                         -          14,368
  Change in other assets and liabilities, net       9,280        6,837
                                                 --------   ----------

 Net cash provided by operating activities        (17,913)      24,480

Cash flows from investing activities:
 Purchase of investment                              -        (100,000)
                                                  -------    ---------

      Net change in cash and cash equivalents     (17,913)     (75,520)

Cash and cash equivalents
  Beginning of year                               133,214      208,734
                                                  -------    ---------

  End of year                                    $115,301    $ 133,214
                                                  =======    =========



























See accompanying notes to financial statements.

                          Investors Insurance Group, Inc.
                           Notes to Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Investors Insurance Group, Inc. ("Company") is a Florida corporation that formerly operated predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities. All of the Company's former insurance operations were conducted through Investors Insurance Corporation ("Investors") a corporation licensed to sell life, annuity and health insurance in 21 states. Investors was wholly-owned by IIC, Inc., an insurance holding company and direct wholly-owned subsidiary of the Company. The accompanying financial statements of the Company are prepared in accordance with generally accepted accounting principles.

On May 28, 1998, the Company disposed of all its subsidiaries and operations. While the Company is currently seeking new business opportunities, since the disposition, its only activities have been to collect interest income and pay accrued and operating expenses of the Company.


     a) Current assets and liabilities

        Current assets include cash and cash equivalents and other assets expected to be used or converted into cash within one year. Current liabilities are those obligations the Company expects to fund with current assets or funds generated by operations.


     b) Cash and cash equivalents

        For both Balance Sheet classification and the Statements of Cash Flows, cash and investments with original maturities of less than three months are considered "Cash and cash equivalents".


     c) Federal Income Taxes

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


    (g) Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash balances invested in banks in excess of the FDIC insurance limits.


    (h) Fair Value of Financial Instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

    (i) Recent Accounting Pronouncements

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

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets.
        While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have material impact on its financial position and results of operations.

        The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This Statement is not applicable to the Company at this time.


(2) INVESTMENT, at Cost

In 1999, the Company acquired 100,000 shares of common stock in a community bank for $500,000 and it uses the cost method to account for this investment. In 2000, the Company acquired an additional 10,000 shares of common stock for $100,000. The share amounts listed above have been retroactively adjusted to reflect subsequent stock splits.


(3) INCOME TAXES

Actual income tax expense (benefit) for 2001 and 2000 differed from the "expected" tax expense (benefit) for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before income taxes by the following:

                                                         2001           2000
                                                        ------         ------
Computed "expected" tax expense (benefit)                (34)%           34 %
Reduction resulting from changes in the valuation
   allowance related to the net loss carryforward         34            (34)
                                                        ------         ------

    Actual income tax expense (benefit)                   -  %           -  %
                                                        ======         ======

The components of the deferred tax assets and liabilities at December 31 are as follows:

                                                         2001           2000
                                                       --------       --------
Deferred tax assets:
 Operating loss carryforward                          $1,579,509     $2,803,973
 Capital loss carryforward                               430,216        430,216
 Other                                                    32,374         30,290
                                                      ----------     ----------

  Net deferred tax assets                              2,042,099      3,264,479
Valuation Allowance                                   (2,042,099)    (3,264,479)
                                                      ----------     ----------

Net deferred tax assets and liabilities               $     -        $    -
                                                      ==========     ==========


The net increase (decrease) in the total valuation allowance for the years ended in 2001 and 2000 was $(1,222,380) and $(1,222), respectively.

Based on its current operating results, the Company is not expected to be able to utilize its net operating loss carryforward and capital loss carryforward balances until it finds a suitable business opportunity. In the interim, the Company will continue to provide a full 100% valuation allowance on its deferred tax assets.

At December 31, 2001, the Company had capital loss carryforward of $1,153,395 expiring in 2003 and an operating tax loss carryforward of $4,234,608 which expires as described below:



                    Year of              Operating
                   expiration        Loss Carryforward
                   ----------        -----------------
                       2003                 248,087
                       2004                 741,690
                       2005                 869,767
                       2007                 135,644
                       2008                 397,263
                       2009                 205,693
                       2010                 440,780
                       2011                 868,422
                       2012                 305,657
                       2016                  21,605
                                         ----------

                                         $4,234,608
                                         ==========

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

As of the end of 2001, all options granted have expired.


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

Executive Officers

As of December 31, 2001, the name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.



                                                            Initial Date
        Name                        Office                   of Office
------------------------ ---------------------------------- -------------
Donald F.U. Goebert, Age 64
                         Acting President                   May 1998
                         Acting Chief Executive Officer     May 1998
                         Acting Chief Financial Officer     May 1998
                         Vice President                     July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until a successor is elected and has qualified, or until the earlier of his death, resignation or removal from office.

The business experience for the previous five (5) years of Mr. Goebert is set forth above under "Directors". Mr. Goebert has no employment agreement.

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 2001, 1997, and 1996 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.

                         SUMMARY COMPENSATION TABLE
                         --------------------------

Name and                      ------Annual Compensation--------      All Other
Principle Position            Year  Salary($) Bonus($)  Other($)  ($)(2)(3)(5)
------------------            ----  --------- --------  --------   ------------


Donald F.U. Goebert,
Acting President,
Acting Chief Executive Officer,
Acting Chief Financial Officer,
Vice President
                              2001     -         -        -             -
                              2000     -         -        -             -
                              1999     -         -        -             -

Executive and Other Employee Benefit Plans

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

As of the end of 1998, options to purchase 445,000 shares had been granted and expired. No new options have been granted since 1998.


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

Item 12. Certain Relationships and Related Transactions

Transactions Involving Directors and Officers

In January 1999, IIG paid $500,000 to purchased 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to 110,000 shares. IIG vice president and director Donald F. U. Goebert is also a director and shareholder of SFB. Through IIG and other holdings, Mr. Goebert beneficially owned 365,667 shares of SFB (22.9% of SFB's total outstanding shares as of March 15, 2001.


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

                See Index to Financial Statements on page 7.

        2.      Exhibits
                See the Exhibit Index of this Annual Report on Form 10-KSB at page 24.

(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 2001 or the first quarter of 2002. However, the Company did file a Form 8K on July 13, 2001 relating to the change in auditors (see discussion under Item 8 above).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INVESTORS INSURANCE GROUP, INC.


August 26, 2002                          By:  /s/ Donald F. U. Goebert
                                         --------------------------------
                                         Donald F. U. Goebert, Chairman of
                                         the Board and Chief Executive Officer

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

  10      Addendum No. 12, effective September 30, 1997    see Form 10QSB dated
          to Reinsurance Agreement INVE0001 between          September 30, 1997
          Registrant's subsidiary, Investors Insurance
          Corporation and Republic-Vanguard Life
          Insurance Company.

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

  11      Statement of Computation of Earnings per Share.    See Consolidated
                                                             Statement of
                                                          Operations and Note 1
                                                           to the Consolidated
                                                          Financial Statements.

  16      Letter from BDO Seidman related to change of      See Form 8K filed
          auditors.                                            July 17,2001


  21      Subsidiaries of Registrant.                               28

                         Subsidiaries of the Registrant

As of December 31, 2001, Investors Insurance Group, Inc. had no subsidiaries.