Form 10QSB
period 2002-06-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Consolidated Balance Sheets - March 31, 1999
                and December 31, 1998                                      3

        Item 1: Consolidated Statements of Operations - three months
                ended March 31, 1999 and 1998                              4

        Item 1: Consolidated Statements of Cash Flows - three months
                ended March 31, 1999 and 1998                              5

        Item 1: Notes to Consolidated Financial Statements                 6

        Item 2: Management's Discussion and Analysis                       7


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          8

        Item 2: Changes in Securities                                      8

        Item 3: Default Upon Senior Securities                             8

        Item 4: Submission of Matters to a Vote of Security Holders        8

        Item 5: Other Information                                          8

        Item 6: Exhibits and Reports on Form 8-K                           8


 SIGNATURES                                                                9

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements


            Investors Insurance Group, Inc. and Subsidiaries
                     Consolidated Balance Sheets
                March 31, 1999 and December 31, 1998

                                                1999        1998
                                               ------      ------
Assets                                      (unaudited)
 Current Assets:
   Cash and cash equivalents                 $ 201,644   $ 699,089
   Income tax recoverable                       14,368      14,368
   Other assets                                  8,568       8,568
                                               -------     -------

Total current assets                           224,580     722,025
Equity Investment                              500,000        -
                                               -------     -------
                                             $ 724,580   $ 722,025
                                               =======     =======


Liabilities
 Current Liabilities:
   Accrued expenses                          $  74,115   $  72,968
                                               -------      ------

Total current liabilities                       74,115      72,968

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                 -           -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   1999 and 1998; outstanding 2,836,582
   in 1999 and 1998                          1,420,291   1,420,291
 Additional paid-in capital                  3,656,474   3,656,474
 Accumulated deficit                        (4,418,150) (4,419,558)
 Treasury stock, at cost (4,000 shares
   in 1999 and 1998)                            (8,150)     (8,150)
                                             ---------   ---------

Total capital                                  650,465     649,057
                                             ---------   ---------

Total liabilities and capital                $ 724,580   $ 722,025
                                             =========   =========







See accompanying notes to consolidated financial statements.

              Investors Insurance Group, Inc. and Subsidiaries
              Consolidated Statements of Operations (unaudited)
             For the Three Months Ended March 31, 1999 and 1998

                                                   1999          1998
                                                 -------       --------
                                                             (restated)
Revenue                                         $  -          $   -
General and administrative expenses               1,147         18,450
                                                  -----        -------

Loss from operations                             (1,147)       (18,450)
Interest income                                   2,555           -
                                                  -----        -------

Income from continuing operations                 1,408        (18,450)
Discontinued operations:
  Income from operations of
    discontinued operations                         -          153,244
                                                  -----        -------

Net income                                      $ 1,408       $134,794
                                                  =====        =======

Basic and diluted earnings per share:
     Continuing operations                      $  0.00       $   0.00
         Discontinued operations                   0.00           0.05
                                                  -----         ------
         Net income                             $  0.00       $   0.05
                                                  =====         ======

Basic and diluted weighted average
    shares outstanding                        2,836,582      2,836,582
                                              =========      =========























See accompanying notes to consolidated financial statements.

              Investors Insurance Group, Inc. and Subsidiaries
              Consolidated Statements of Cash Flows (unaudited)
              For the Three Months Ended March 31, 1999 and 1998

                                                  1999        1998
                                                --------    --------
                                                           (restated)
Cash flow from operating activities:
 Net income                                     $  1,408   $ 134,794
 Adjustments to reconcile net income
    to net cash provided by (used in)
	operating activities:
  Equity in earnings of discontinued operations     -       (121,244)
  Change in other assets and liabilities, net      1,147     (52,550)
                                                --------    --------

 Net cash provided by (used in)
    operating activities                           2,555     (39,000)
Purchase of equity investment                   (500,000)       -
Dividends received                                  -         39,000
                                                --------    --------

Net change in cash                              (497,445)       -
Cash and cash equivalents:
  Beginning of year                              699,089        -
                                                --------    --------

  End of period                                 $201,644   $    -
                                                ========    ========




























See accompanying notes to consolidated financial statements

                    Investors Insurance Group, Inc.
              Notes to consolidated Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("IIG" or "Company"), as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.


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

Item 2: Management's Discussion and Analysis


General

The following discussion and analysis for Investors Insurance Group, Inc. ("Company") updates the discussion and analysis contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1998 and should be read in conjunction with that report (or the 1999 Form 10KSB until the 1998 report is filed) and the Notes to the March 31, 1999 financial statements presented under Item 1.

Other than historical and factual statements, the matters and items discussed are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.


Results of Operations

The Company's assets are currently invested in certain interest bearing accounts and the common stock of Stonebridge Financial Corp (see discussion below). The Company currently has no operating revenue since it does not have an ongoing business operation. Its income is derived from interest on its cash deposits and its expenses consist primarily of the costs of maintaining the Company's regulatory filings and the final disposition costs of certain litigation. The future operating results of the Company will continue to follow this pattern while management searches for a suitable business opportunity.

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


Item 3: Defaults Upon Senior Securities

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

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: August 14, 2002                    /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting Chief Executive Officer and
                                         Acting Chief Financial Officer