Form 10KSB
period 2002-06-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of June 10, 2002: $35,585. This estimate is based on 1,829,270 shares of the Registrant's Common Stock which were not beneficially held by board members.

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

This report on Form 10-KSB for the fiscal year ended December 31, 1999, is being filed on August 14, 2002. The Company is filing this report along with others in an effort to bring its Securities and Exchange Act of 1934 filings current.


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

		 In January 1999, IIG paid $500,000 to purchase 100,000 shares (giving
		 effect to subsequent stock splits) of CBCC, Inc. as an investment.
		 Subsequently, CBCC, Inc. changed its name to Stonebridge Financial
		 Corp ("SFB") and became a financial holding company regulated by
		 the Federal Reserve Bank and owning 100% of the shares of Stonebridge
		 Bank.  In April 2001, increased its holdings of SFB stock to 110,000
		 shares.  As of December 31, 1999 SFB had 1,208,850 shares outstanding.

		 The Company has no phyical assets or place of business, but its sole
		 officer may be contacted at:

                        Mr. Donald Goebert, President
                        315 Willowbrook Lane
                        West Chester, PA 19382

                       (610) 430-3900


(b) Business of the Issuer
	 (1) Principle products or services and their markets

             NONE; Historical information regarding the operating
			 characteristics of IIG's former subsidiaries is presented in IIG's
			 1997 From 10KSB excerpts of which are presented in the attached
			 Appendix A.


	 (2) Distribution methods of the products or services

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	 (3) Status of any publicly announced new product or service

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	 (4) Competitive business conditions and the small business issuer's Competitive position in the industry and methods of competition

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	 (5) Sources and availability of raw materials and the names of principal suppliers

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.

	 (6) Dependence on one or a few major customers

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.

	 (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	 (8) Need for any government approval of principal products or services

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	 (9) Effect of existing or probable governmental regulations on the business

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	(10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are born directly by customers

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	(11) Cost and effects of compliance with environmental laws (federal, state and local)

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


	(12) Number of total employees and number of full time employees

             NONE; Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.

Item 2. Description of Property

The Company does not own, lease or occupy any real estate nor has it developed an investment policy related to real estate.

Historical information regarding the operating characteristics of IIG's former subsidiaries is presented in IIG's 1997 From 10KSB excerpts of which are presented in the attached Appendix A.


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

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information


  The Company's common stock traded on the OTC Pink Sheets and previously on the OTC Bulletin Board under the symbol "IIGI". The following table sets forth for each period indicated the high and low closing sale prices for the Company's sommon stock, as reported by the OTC Pink Sheets.

	                      For the Year ended                For the Year ended
					      December 31, 1999                 December 31, 1998
	                      ------------------                -------------------
	                      High          Low                 High           Low
	                      ----          ---                 ----           ---
	     1st Quarter    $ 1.25           0.11             $ 0.05        $ 0.03
	     2nd Quarter      0.12           0.12               0.14          0.03
	     3rd Quarter      0.12           0.12               0.13          0.11
	     4th Quarter      0.28           0.12               0.14          0.11


(B) Holders.

  As of March 24, 1998, the company's former transfer agent reported that there were 719 shareholders of record of common stock of IIG. Due to a billing dispute between IIG and it's former tansfer agent, no more recent information is available. IIG has no precise knowledge as to the number of beneficial holders of IIG's common stock.

(C) Dividends

  IIG has not paid any dividends during the past two years and it does not expected to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

In connection with its acquisition of IIC Inc. ("IIC"), IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly ("IIG Note"). IIG had several material outstanding claims against the IIG Note and the matter had been the subject of litigation for some time.

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

In September 1998, Mr. Parker resigned his positions as an officer and director of IIG and the Board disolved his deferred compensation agreement. Mr. Goebert has assumed these responsibilities until the Board names successors.

Since disposing of all of its subsidiaries and operations in 1998, IIG has been seeking new business opportunities. While it has reviewed several proposals, it is continuing its search. In the interim, IIG has set aside a portion of its assets in liquid investments to assure funding of its on-going general corporate expenses; in order to assure a reasonable return to its shareholders, the balance of its assets have been invested in shares of Stonebridge Financial Corp ("SFB"). In January 1999, IIG paid $500,000 to purchased 100,000 shares (adjusted for a subsequent stock split) of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank and owning 100% of the shares of Stonebridge Bank. In April 2001, IIG increased its holdings of SFB stock to 110,000 shares. As of December 31, 1999 SFB had 1,208,850 shares outstanding.

Until a suitable business opportunity is located, future operating results of the Company will consist of investment income on the available cash deposits and the expenses of maintaining the Company's regulatory filings.

Liquidity and Capital Resources

Management does not expect any liquidity problem in the foreseeable future, nor does it currently plan any significant change in its investments or number of employees.


Item 7. Financial Statements

                        INVESTORS INSURANCE GROUP, INC.
                               TABLE OF CONTENTS

                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       10

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999:

Consolidated balance sheets                                              11
Consolidated statements of operations                                    12
Consolidated statements of comprehensive income (loss)                   13
Consolidated statements of shareholders' capital and deficit             14
Consolidated statements of cash flows                                    15
Notes to consolidated financial statements                            16-23

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc. and Subsidiaries
Jacksonville, Florida


We have audited the accompanying consolidated balance sheets of Investors Insurance Group, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, stockholders' capital and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. and Subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gallogly, Fernandez & Riley, LLP
Certified Public Accountants
Orlando, Florida
June 19, 2002

                Investors Insurance Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                          December 31, 1999 and 1998

                                                           1999         1998
                                                          ------       ------
Assets
 Current Assets:
   Cash and cash equivalents                            $ 208,734    $ 699,089
   Income tax recoverable                                  14,368       14,368
   Other assets                                             1,650        8,568
                                                        ---------    ---------

Total current assets                                      224,752      722,025
Investment, at cost	                                      500,000         -
                                                        ---------    ---------

                                                        $ 724,752    $ 722,025
                                                        =========    =========


Liabilities
 Current Liabilities:
   Accrued expenses                                     $  76,257    $  72,968
                                                        ---------    ---------

Total current liabilities                                  76,257       72,968

Shareholder's Capital and Deficit:
 Preferred stock, no par, authorized
   20,000,000 shares, none issued                            -            -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   1999 and 1998; outstanding 2,836,582
   in 1999 and 1998                                     1,420,291    1,420,291
 Additional paid-in capital                             3,656,474    3,656,474
 Accumulated deficit                                   (4,420,120)  (4,419,558)
 Treasury stock, at cost (4,000 shares
   in 1999 and 1998)                                       (8,150)      (8,150)
                                                        ---------   ----------

Total shareholder's capital and deficit                   648,495      649,057
                                                        ---------   ----------

Total liabilities and shareholder's capital and deficit $ 724,752   $  722,025
                                                        =========   ==========












See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                 For the Year Ended December 31, 1999 and 1998


                                                  1999          1998
                                                 -------       -------
Revenue                                          $  -       $      -
General and administrative expenses                9,874         87,333
                                                 -------     ----------

Loss from operations                              (9,874)       (87,333)

Interest income                                    9,312         16,689
                                                 -------     ----------

Loss from continuing operations                     (562)       (70,644)

Discontinued operations:
  Income from operations of discontinued
    operations including related income
    tax benefit of $14,691 in 1998                  -           214,895

  Gain on disposal                                  -         4,775,960
                                                 -------     ----------

Net income (loss)                                $  (562)    $4,920,211
                                                 =======     ==========

Basic and diluted earnings (loss) per share:
    Continuing operations                         $(0.00)        $(0.02)
    Discontinued operations                         0.00           1.75
                                                   -----          -----

    Net income (loss)                             $(0.00)        $ 1.73
                                                   =====          =====

Basic and diluted weighted
         average shares outstanding            2,836,582      2,836,582
                                               =========      =========
















See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
              Consolidated Statements of Comprehensive Income (Loss)
                 For the Year Ended December 31, 1999 and 1998


                                                         1999       1998
                                                       -------    --------
Net income (loss)                                      $  (562) $ 4,920,211
Other comprehensive income:
 Change in unrealized value of the net
    equity in discontinued operations,
    before income tax:
        From operations                                              74,639
        From disposal                                     -      (1,895,206)
                                                        -------   ---------

      Net impact before income taxes                      -      (1,820,567)

 Income tax expense related to the
    change in unrealized value of net
    equity in discontinued operations                     -           -
                                                       -------    ---------

      Other comprehensive income                          -      (1,820,567)
                                                       -------    ---------

Comprehensive income (loss)                            $  (562) $ 3,099,644
                                                       =======    =========




























See accompanying notes to consolidated financial statements.


                Investors Insurance Group, Inc. and Subsidiaries
           Consolidated Statements of Shareholder's Capital and Deficit
                 For the Year Ended December 31, 1999 and 1998

                                  Common Stock                       Net
                               -------------------   Additional   unrealized
                              Number of                paid-in    investment    Accumulated  Treasury
                               shares      Amount      capital   gains(losses)   deficit      stock
                              ---------   --------   ----------  -------------  -----------  --------
Balance at December 31, 1997  2,840,582  $1,420,291  $3,656,474     $1,820,567  $(9,339,769) $(8,150)
Change in unrealized losses        -           -           -        (1,820,567)        -        -
Net income                         -           -           -              -       4,920,211     -
                              ---------  ----------  ----------  -------------  ------------ --------

Balance at December 31, 1998  2,840,582   1,420,291   3,656,474           -      (4,419,558)  (8,150)
Net loss                           -           -           -              -            (562)    -
                              ---------  ----------  ----------  -------------  ------------ --------

Balance at December 31, 1999  2,840,582  $1,420,291  $3,656,474  $        -     $(4,420,120) $(8,150)
                              =========  ==========  ==========  =============  ============ ========

































See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                 For the Year Ended December 31, 1999 and 1998

                                                   1999         1998
                                                 --------     --------
Cash flows from operating activities:
 Net income (loss)                               $   (562)  $4,920,211
 Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
	operating activities:
  Equity in earnings of discontinued operations      -        (214,895)
  Gain on disposal of discontinued operations        -      (4,775,970)
  Income tax refund received                         -         123,262
  Change in other assets and liabilities, net      10,207      (30,229)
                                                 --------   ----------

 Net cash provided by operating activities          9,645       22,379

Cash flows provided by (used in)
    investing activities:
 Purchase of investment                          (500,000)        -
 Sale of IIC and settlement of the IIG Note          -         637,710
                                                  -------    ---------

     Net cash flows provided by (used in)
          investing activities                   (500,000)     637,710

Cash flows from financing activities:
 Dividends received                                  -          39,000
                                                  -------    ---------

      Net change in cash and cash equivalents    (490,355)     699,089

Cash and cash equivalents
  Beginning of year                               699,089         -
                                                  -------    ---------

  End of year                                    $208,734    $ 699,089
                                                  =======    =========
















See accompanying notes to consolidated financial statements.

                Investors Insurance Group, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

Investors Insurance Group, Inc. ("IIG") is a Florida corporation that formerly operated predominantly in the life insurance industry, with its primary product emphasis on the sale of flexible premium deferred annuities through May 28, 1998. All of the Company's former insurance operations were conducted through Investors Insurance Corporation ("Investors") a corporation licensed to sell life, annuity and health insurance in 21 states. Investors was a wholly-owned by IIC, Inc. ("IIC"), an insurance holding company and a direct
wholly-owned subsidiary of IIG (collectively with IIG the "Company").   The
accompanying consolidated financial statements of the Company are prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany items have been eliminated in consolidation.

As further described in Note 2, on May 28, 1998, Investors Insurance Group, Inc. disposed of all of its subsidiaries and operations. While the Company is currently seeking new business opportunities, since the disposition, its only activities have been to collect interest income and pay accrued and operating expenses of the Company.



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


    (e) Earnings per Share of Common Stock:

        IIG accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include potentially dilutive common shares. As discussed in Note 5, at December 31, 1998 and 1999, the Company had issued options which, if exercised, could result in 67,409 potentially dilutive common shares. All such shares were anti-dilutive for purposes of earnings per share for the years ended December 31, 1999 and 1998.


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

    (g) Comprehensive Income

        Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in annual consolidated financial statements and be displayed with the same prominence as other items in annual consolidated financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available for sale.


    (h) Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash balances invested in banks in excess of the FDIC insurance limits.


    (i) Fair Value of Financial Instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 1999. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.


    (j) Recent Accounting Pronouncements

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

(2) Note Payable, Settlement of Related Litigation and Discontinued Operations

In connection with its initial acquisition of IIC, IIG issued an $8,000,000 subordinated note payable which was due March 31, 1997, with interest at 8% payable quarterly (the "IIG Note"). This note was the subject of litigation for many years. In April 1998, IIG and the noteholder executed a Settlement Agreement and Release (the "Agreement") for global settlement of all the issues related to the IIG Note, dismissal of all related litigation and mutual releases from further litigation which became effective May 28, 1998. As a result of the agreement, the Company was paid $637,710 in cash, received the rights to the federal tax refund from the 1997 federal tax return totaling $123,262 that was collected in 1998, and satisfaction of the IIG Note and all accrued interest. In return, the noteholder received all the outstanding shares of IIC (including the shares of Investors) and IIG's option to purchase certain securities held by Investors.

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


(3) INVESTMENT, at Cost

In January 1999, IIG acquired 100,000 shares (adjusted for a subsequent stock split) of common stock in a community bank for $500,000 and it uses the cost method to account for this investment. Subsequent to year-end, IIG acquired an additional 10,000 shares of common stock for $100,000.


(4) INCOME TAXES

Actual income tax expense (benefit) for 1999 and 1998 differed from the "expected" tax expense (benefit) for those years as computed by applying the U.S. Federal corporate income tax rate of 34% to income before income taxes by the following:

                                                         1999           1998
                                                        ------         ------
Computed "expected" tax expense (benefit)                (34)%          (34)%
Changes in the valuation allowance related
    to the net loss carryforward                          34             34
                                                        ------         ------

    Actual income tax expense (benefit)                   -  %           -  %
                                                        ======         ======

The components of the deferred tax assets and liabilities at December 31 are as follows:

                                                         1999           1998
                                                       --------       --------
Deferred tax assets:
 Operating loss carryforward                          $2,807,129     $2,808,706
 Capital loss carryforward                               430,216        430,216
 Other                                                    28,356         26,569
                                                      ----------     ----------

  Net deferred tax assets                              3,265,701      3,265,491
Valuation Allowance                                    3,265,701      3,265,491
                                                      ----------     ----------

Net deferred tax assets and liabilities               $     -        $    -
                                                      ==========     ==========

The net increase (decrease) in the total valuation allowance for the years ended in 1999 and 1998 was $210 and $(615,239), respectively. The change in 1998 includes a reduction of $635,414 resulting from the disposal of IIG's subsidiaries and the related increase in the operating and capital tax loss carryforward balances.

Based on its current operating results, IIG is not expected to be able to utilize its net operating loss carryforward and capital loss carryforward balances until it finds a suitable business opportunity. In the interim, IIG will continue to provide a full 100% valuation allowance on its deferred tax assets.

At December 31, 1999, IIG had capital loss carryforward of $1,153,395 expiring in 2003 and an operating tax loss carryforward of $7,525,815 which expires as described below:

                    Year of              Operating
                   expiration        Loss Carryforward
                   ----------        -----------------
                       2001              $3,312,812
                       2003                 248,087
                       2004                 741,690
                       2005                 869,767
                       2007                 135,644
                       2008                 397,263
                       2009                 205,693
                       2010                 440,780
                       2011                 868,422
                       2012                 305,657
                                         ----------

                                         $7,525,815
                                         ==========

Beginning in 1996, IIG included Investors in its consolidated tax return. Since the sale of its subsidiaries in 1998, only the losses of IIG alone will be available to offset its future income.

If the Preferred Shares discussed in Notes 6 are issued, the resulting "change in control" could substantially reduce the Company's ability to utilize its non-life loss carryforwards. Further, based on its current financial condition, the Company cannot be assured that it will have the ability to utilize its tax loss carryforwards.


(5) STOCK OPTIONS

IIG has three incentive stock option plans for the benefit of employees or agents of the Company and its subsidiaries ("1982 Plan," "1992 Plan" and "Agents Plan").

Under the 1982 Plan, options for up to 67,409 shares of IIG's common stock are authorized and outstanding. These options were fully exercisable, but expired, unexercised, in 2000.

Under the 1992 Plan, options for up to 500,000 shares of IIG's common stock may be granted to employees of the Company and/or its subsidiaries. Options for 445,000 shares have been granted; all of these options expired, unexercised, prior to the end of 1998.

As of December 31, 1998, all purchase options authorized under the Agent's Plan have been granted and all outstanding purchase options expired, unexercised. The Company has no plans to grant future options under the Agent's Plan as these options related to the operations of the Company's former insurance subsidiaries.

Outstanding options to purchase common stock at December 31, 1999 were as follows:
                                           Average
               Outstanding    Options       Option      Year of
                 Options    Exercisable     Price     Expiration
                 -------      -------      --------    -------
1982 Plan         67,409       67,409      $ 0.6250      2000


(6) PREFERRED STOCK

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


(7) RELATED PARTY TRANSACTIONS

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. In 1998, in recognition of these services, IIG's Board of Directors authorized $50,000 in consulting fees for Mr. Goebert and reimbursement of $16,500 for legal and financing expenses he had paid on behalf of IIG.

(8) DEFERRED COMPENSATION

IIG had a Deferred Compensation Plan which provided for annual payments of $8,500 into a Trust for the benefit of its president. Under the terms of this agreement, if IIG were to become insolvent, the Trust would be subject to the claims of IIG's general creditors; otherwise, the monies deposited into the Trust would not revert back to IIG.

In 1997, the balance of funds in the trust account was released in partial settlement of a claim against IIG. As of December 31, 1997, there were no funds in the trust account, however, consistent with it's initial intent, IIG had recognized a liability to pay deferred compensation of $34,000. Subsequent to the disposal of IIC and the resignation of IIG's former president, the Board of Directors decided to cancel the Deferred Compensation Plan. As a result, IIG reversed the $34,000 liability and recorded a negative charge to salary expense in 1998.

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

Executive Officers

As of December 31, 1999, the name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.

                                                            Initial Date
        Name                        Office                   of Office
------------------------ ---------------------------------- -------------
Donald F.U. Goebert, Age 62
                         Acting President                   May 1998
                         Acting Chief Executive Officer     May 1998
                         Acting Chief Financial Officer     May 1998
                         Vice President                     July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until a successor is elected and has qualified, or until the earlier of his death, resignation or removal from office.

The business experience for the previous five (5) years of Mr. Goebert is set forth above under "Directors". Mr. Goebert has no employment agreement.

The following table shows the compensation paid or accrued by the Company or its Subsidiaries for the fiscal years ended December 31, 1999,1998,and 1997 to, or for the account of, the Chief Executive Officer and each of the four highest paid executive officers whose cash compensation exceeded $100,000.

                      SUMMARY COMPENSATION TABLE
                      --------------------------
Name and                                                          All Other
Principle Position                  Year                        Compensation
------------------                  ----                        ------------
Donald F.U. Goebert,
Acting President,
Acting Chief Executive Officer,
Acting Chief Financial Officer,
Vice President
                                    1999                              -
                                    1998                           66,500(1)
									1997                              -

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

Executive and Other Employee Benefit Plans

                       Incentive Stock Option Plan No. 1

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company in 1982 which provides that (a) options for up to 200,000 shares of common stock may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than fair market value on the date of grant; (c) the term of an option may not exceed ten (10) years and will end no later than three (3) months after termination of employment, death or retirement or one (1) year after date of permanent disability; and (d) such other terms as set forth in the Plan or as may be set by the Company's Board of Directors. The Plan and each option is subject to the provisions of section 422 of the Internal Revenue Code of 1986, as amended. The Plan is applicable only to those options currently outstanding (67,409 shares as of December 31, 1999) and no additional options may be granted under the Plan. All remaining options expired, unexercised, in 2000.


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

All outstanding options under this plan expired, unexercised prior to the end of 1998.

                  Option Exercises and Fiscal Year End Values

The following table provides information as to the unexercised options to purchase the Company's Common Stock granted in fiscal year 1999 and prior fiscal years to the named officers and the value of said options held by them as of the end of the year.

                     OPTION VALUES AS OF DECEMBER 31, 1999

                Number of Unexercised Options    Value of Unexercised at
                   at December 31, 1999 (#)       In-the-Money Options
                                                at December 31, 1999($) *
                  -------------------------     -------------------------
Name              Exercisable Unexercisable     Exercisable Unexercisable
----------------  ----------- -------------     ----------- -------------
Donald F.U. Goebert    67,409       -                -           -

   * Value determined from market price at the fiscal year end ($0.13) less exercise price. The actual value, if any, an executive may realize will depend on the stock price on date of exercise of option, so there is no assurance the value stated will be equal to the value realized by the executive.

                       Simplified Employee Pension Plan

On January 1, 1992, the Company's subsidiary, Investors Insurance Corporation, adopted a Simplified Employee Pension Plan. This same plan was subsequently adopted by the Company on June 11, 1993. Under the Plan, the Company may contribute each year for each employee the lesser of fifteen percent (15%) of each employee's salary (not to exceed $150,000) or thirty thousand dollars ($30,000). Contributions under the Plan are not mandatory and no contributions were made in 1999 or 1998.

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

Over the past several years, Vice President Donald Goebert, who serves without compensation, devoted a substantial amount of his time to resolution of the issues related to the IIG Note. During 1998, in recognition of these services, Mr. Goebert was paid $50,000 in consulting fees. In addition, Mr. Goebert was reimbursed $16,500 for legal and financing expenses he paid on behalf of IIG.


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

                See Index to Financial Statements on page 9.

        2.      Exhibits
                See the Exhibit Index of this Annual Report on Form 10-KSB at page 62.

(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 1998 or the first quarter of 1999. However, the Company did file a Form 8K on July 13, 2001 relating to the change in auditors (see discussion under Item 8 above).

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

  10      Termination of Management and Service Agreement   see 1995 Form 10KSB
          between Registrant and Registrant's subsidiary,
          Investors Insurance Corporation, effective
          December 31, 1997

  10      Termination of Management Agreement between       see 1995 Form 10KSB
          Registrant and Registrant's subsidiary,
          Investors Marketing Group, effective
          December 31, 1997

  10      Management Agreement between the Registrant's     see 1995 Form 10KSB
          subsidiaries Investors Insurance Corporation and
          Investors Marketing Group, Inc. effective
          January 1, 1998

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

  11      Statement of Computation of Earnings per Share.    See Consolidated
                                                             Statement of
                                                             Operations and
                                                             Note 1 to the
                                                             Consolidated
                                                             Financial
                                                             Statements.

  16      Letter from BDO Seidman related to change of     See Form 10KSB dated
          auditors.                                          December 31, 1999


  21      Subsidiaries of Registrant.                               36

                         Subsidiaries of the Registrant

As of December 31, 1999, Investors Insurance Group, Inc. had no subsidiaries.

Appendix A
==========
             Historical information regarding the operating characteristics of
			 IIG's former subsidiaries is presented in IIG's 1997 From 10KSB.
			 Excerpts from this document are presented below.
=================================================

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

======================================
PLEASE REVIEW IIG'S 1997 FORM 10KSB FOR ADDITIONAL INFORMATION REGARDING THE HISTORICAL ROLE OF IIG'S FORMER SUBSIDIARIES.