Form 10QSB
period 2002-06-30
INVESTORS INSURANCE GROUP INC
filed 2002-08-27
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

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
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - June 30, 2002
                and December 31, 2001                                      3

        Item 1: Statements of Operations - six month period
                ended June 30, 2002 and 2001                               4

        Item 1: Statements of Operations - three month period
                ended June 30, 2002 and 2001                               4

        Item 1: Statements of Cash Flows - six month period
                ended June 30, 2002 and 2001                               5

        Item 1: Notes to Financial Statements                              6

        Item 2: Management's Discussion and Analysis                       7


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          7

        Item 2: Changes in Securities                                      7

        Item 3: Default Upon Senior Securities                             7

        Item 4: Submission of Matters to a Vote of Security Holders        7

        Item 5: Other Information                                          7

        Item 6: Exhibits and Reports on Form 8-K                           8


 SIGNATURES                                                                9

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      June 30, 2002 and December 31, 2001

                                                        2002         2001
                                                       -------     ---------
Assets                                               (unaudited)
 Current Assets:
   Cash and cash equivalents                         $  65,388    $  115,301
   Escrow Deposit (note 3)                              48,000          -
                                                       -------     ---------
                   Total current assets                113,388       115,301

 Equity investment                                     600,000       600,000
                                                       -------     ---------

Total current assets                                 $ 713,388    $  715,301
                                                       =======     =========


Liabilities
 Current Liabilities:
   Accrued expenses                                  $  81,771    $   90,724
                                                      --------     ---------

Total current liabilities                               81,771        90,724

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                         -             -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2002 and 2001; outstanding 2,836,582
   in 2002 and 2001                                  1,420,291     1,420,291
 Additional paid-in capital                          3,656,474     3,656,474
 Accumulated deficit                                (4,436,998)   (4,444,038)
 Treasury stock, at cost (4,000 shares
   in 2002 and 2001)                                    (8,150)       (8,150)
                                                     ---------     ---------

Total capital                                          631,617       624,577
                                                     ---------     ---------

Total liabilities and capital                        $ 713,388     $ 715,301
                                                     =========     =========








See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Six Months Ended June 30, 2002 and 2001

                                                   2002          2001
                                                 -------       --------
Revenue                                         $  -           $  -
General and administrative expenses              (5,495)         7,262
                                                  -----          -----

Income (loss) from operations                     5,495         (7,262)
Interest income                                   1,545          3,193
                                                  -----          -----

Net income (loss)                               $ 7,040        $(4,069)
                                                  =====          =====

Basic and diluted earnings (loss) per share     $  0.00        $ (0.00)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
             For the Three Month Period Ended June 30, 2002 and 2001

                                                   2002          2001
                                                 -------       --------
Revenue                                         $  -           $  -
General and administrative expenses              (6,940)         1,379
                                                  -----          -----

Income (loss) from operations                     6,940         (1,379)
Interest income                                     700          1,554
                                                  -----          -----

Net income                                      $ 7,640        $   175
                                                  =====          =====

Basic and diluted earnings per share            $  0.00        $  0.00
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
             For the Six Month Period Ended June 30, 2002 and 2001


                                                    2002       2001
                                                  -------    --------
Net income (loss)                                $  7,040    $ (4,069)
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
  Escrow deposit (note 3)                         (48,000)       -
  Change in other assets and liabilities, net      (8,953)      2,716
                                                  -------     -------

Net cash used in operating activities             (49,913)     (1,353)
Cash and cash equivalents:
  Beginning of year                               115,301     133,214
                                                  -------     -------

  End of period                                  $ 65,388    $131,861
                                                  =======     =======




































See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("Company"), as of June 30, 2002, and the results of operations for the six and three month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001.


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


3. Settlement of Claims.

In 1997, IIG paid $19,302.30 in partial settlement of certain claims made by Mr. Kling, a former officer of a former subsidiary of Gemco National, Inc. related to events occuring in 1980 to 1985. This issue was finally resolved in July 2002, when IIG paid Mr. Kling $48,000 in final settlement of all his claims. Since this settlement was less than the amount management had expected, the operating expenses for the second quarter of 2002 include a negative charge of approximately $28,000.

Item 2: Management Discussion and Analysis


General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2001 and should be read in conjunction with that report and the Notes to the June 30, 2002 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of June 30, 2002, IIG owned 110,000 shares of SFB's
1,600,016 shares outstanding.

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