Form 10QSB
period 2002-09-30
INVESTORS INSURANCE GROUP INC
filed 2002-11-15
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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

As of October 31, 2002, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - September 30, 2002
                and December 31, 2001                                      3

        Item 1: Statements of Operations - nine month period
                ended September 30, 2002 and 2001                          4

        Item 1: Statements of Operations - three month period
                ended September 30, 2002 and 2001                          5

        Item 1: Statements of Cash Flows - nine month period
                ended September 30, 2002 and 2001                          6

        Item 1: Notes to Financial Statements                              7

        Item 2: Management's Discussion and Analysis                       8

        Item 3: Controls and Procedures                                    9


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                         10

        Item 2: Changes in Securities                                     10

        Item 3: Default Upon Senior Securities                            10

        Item 4: Submission of Matters to a Vote of Security Holders       10

        Item 5: Other Information                                         10

        Item 6: Exhibits and Reports on Form 8-K                          10


 SIGNATURES                                                               11

 CERTIFICATIONS                                                           12

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      September 30, 2002 and December 31, 2001

                                                        2002         2001
                                                       -------     ---------
Assets                                               (unaudited)
 Current Assets: Cash and cash equivalents           $  55,843    $  115,301
 Equity investment                                     600,000       600,000
                                                       -------     ---------

Total current assets                                 $ 655,843    $  715,301
                                                       =======     =========


Liabilities
 Current Liabilities:
   Accrued expenses                                  $  54,197    $   90,724
                                                      --------     ---------

Total current liabilities                               54,197        90,724

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                         -             -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2002 and 2001; outstanding 2,836,582
   in 2002 and 2001                                  1,420,291     1,420,291
 Additional paid-in capital                          3,656,474     3,656,474
 Accumulated deficit                                (4,466,969)   (4,444,038)
 Treasury stock, at cost (4,000 shares
   in 2002 and 2001)                                    (8,150)       (8,150)
                                                     ---------     ---------

Total capital                                          601,646       624,577
                                                     ---------     ---------

Total liabilities and capital                        $ 655,843     $ 715,301
                                                     =========     =========













See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Nine Months Ended September 30, 2002 and 2001

                                                   2002          2001
                                                 -------       --------
Revenue                                        $   -          $   -
General and administrative expenses              24,855         14,644
                                                 ------         ------

Loss from operations                            (24,855)       (14,644)
Interest income                                   1,924          4,637
                                                 ------         ------

Net loss                                       $(22,931)      $(10,007)
                                                 ======         ======

Basic and diluted loss per share               $  (0.01)      $  (0.00)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
             For the Three Month Period Ended September 30, 2002 and 2001

                                                   2002          2001
                                                 -------       --------
Revenue                                        $   -           $  -
General and administrative expenses              30,350          7,381
                                                  -----          -----

Loss from operations                            (30,350)        (7,381)
Interest income                                     379          1,444
                                                  -----          -----

Net loss                                       $(29,971)       $(5,937)
                                                  =====          =====

Basic and diluted loss per share               $  (0.01)       $ (0.00)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========


































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
             For the Nine Month Period Ended September 30, 2002 and 2001


                                                    2002       2001
                                                  -------    --------
Net loss                                         $(22,931)   $(10,007)
Adjustments to reconcile net loss to
    net cash used in operating activities:
  Change in other assets and liabilities, net     (36,527)      4,138
                                                  -------     -------

Net cash used in operating activities             (59,458)     (5,869)
Cash and cash equivalents:
  Beginning of year                               115,301     133,214
                                                  -------     -------

  End of period                                  $ 55,843    $127,345
                                                  =======     =======





































See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("Company"), as of September 30, 2002, and the results of operations for the nine and three month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001.


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


3. Settlement of Claims.

In 1997, IIG paid $19,302 in partial settlement of certain claims made by Mr. Kling, a former officer of a former subsidiary of Gemco National, Inc. related to events occuring from 1980 to 1985. This issue was finally resolved in July 2002, when IIG paid Mr. Kling $48,000 in final settlement of all his claims. Since this settlement was less than the amount management had previously accrued, the operating expenses for the second quarter of 2002 include a negative charge of approximately $28,000.

Item 2: Management Discussion and Analysis


General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2001 and should be read in conjunction with that report and the Notes to the September 30, 2002 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of September 30, 2001, IIG owned 110,000 shares of SFB's 1,600,016 shares outstanding.

Item 3: Controls and Procedures

During 2002, IIG developed new procedures to ensure that its reports to the Securities and Exchange Commission ("SEC") are filed on a timely basis, and, on August 24, 2002, IIG filed its Forms 10KSB for the years ended 1999, 2000 and 2001 and its related Forms 10QSB for all quarters through June 30, 2002.

In accordance with the Sarbanes - Oxley Act of 2002 ("Act"), IIG has completed its quarterly review and evaluation of its disclosure controls and procedures. IIG has no employees and management consists of Donald F. U. Goebert, Acting President, Chief Executive Officer, Chief Financial Officer and also serves as the Chairman of the board, therefore, it is not feasible for the IIG to have adequate segregation of duties. Absent an adequate segregation of duties, it is not possible for any systems of disclosure controls or internal controls to provide assurance that errors or irregularities would be discovered and corrected on a timely basis. In implementing the disclosure requirements of the Act, IIG took into consideration that it has no operations and its only source of income is interest income and its expenses during the quarter ended September 31, 2002 consisted only of fees for professional services for the maintenance of the accounting records and fees paid to IIG's auditors. Management has therefore concluded that IIG's disclosure controls and procedures are appropriately designed for its situation and are working effectively. These procedures are designed to ensure that:

    a) the information required to be disclosed by the Company in its reports to the SEC is accumulated and communicated to its senior management as appropriate to allow timely decisions regarding required disclosure and

    b) they are effective to ensure that such information is recorded, processed, summarized and reported to the SEC within the time periods specified in the SEC's rules and forms.

Further, except as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

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

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: November 14, 2002                  /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer

                             CERTIFICATIONS

I, Donald F. U. Goebert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that
	      material information relating to the registrant, including its
		  consolidated subsidiaries, is made known to us by others within those
		  entities, particularly during the period in which this quarterly
		  report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls
	      and procedures as of a date within 90 days prior to the filing date
		  of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the
	      effectiveness of the disclosure controls and procedures based on our
		  evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal
	      controls which could adversely affect the registrant's ability to
		  record, process, summarize and report financial data and have
		  identified for the registrant's auditors any material weaknesses
		  in internal controls; and
       b) any fraud, whether or not material, that involves management or other
	      employees who have a significant role in the registrant's internal
		  controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                  /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer