Form 10QSB
period 2003-03-31
INVESTORS INSURANCE GROUP INC
filed 2003-06-09
CIK 43340

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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

As of May 16, 2003, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - March 31, 2003
                and December 31, 2002                                      3

        Item 1: Statements of Operations - three months
                ended March 31, 2003 and 2002                              4

        Item 1: Statements of Cash Flows - three months
                ended March 31, 2003 and 2002                              5

        Item 1: Notes to Financial Statements                              6

        Item 2: Management's Discussion and Analysis                       7

        Item 3: Controls and Procedures                                    7


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          8

        Item 2: Changes in Securities                                      8

        Item 3: Default Upon Senior Securities                             8

        Item 4: Submission of Matters to a Vote of Security Holders        8

        Item 5: Other Information                                          8

        Item 6: Exhibits and Reports on Form 8-K                           8


 SIGNATURES                                                                9


 CERTIFICATIONS                                                           10

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                        2003         2002
                                                       -------     ---------
Assets                                               (unaudited)
 Current Assets:
   Cash and cash equivalents                         $  11,896    $   16,823
 Equity investment                                     600,000       600,000
                                                       -------     ---------

Total assets                                         $ 611,896    $  616,823
                                                       =======     =========


Liabilities
 Current Liabilities:
   Accrued expenses                                  $  16,287    $   21,287
                                                      --------     ---------

Total current liabilities                               16,287        21,287

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                         -             -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2003 and 2002; outstanding 2,836,582
   in 2003 and 2002                                  1,420,291     1,420,291
 Additional paid-in capital                          3,656,474     3,656,474
 Accumulated deficit                                (4,473,006)   (4,473,079)
 Treasury stock, at cost (4,000 shares
   in 2003 and 2002)                                    (8,150)       (8,150)
                                                     ---------     ---------

Total capital                                          595,609       595,536
                                                     ---------     ---------

Total liabilities and capital                        $ 611,896     $ 616,823
                                                     =========     =========









See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
              For the Three Months Ended March 31, 2003 and 2002

                                                   2003          2002
                                                 -------       --------
Revenue                                          $ -           $  -
General and administrative expenses                -             1,445
                                                  -----          -----

Loss from operations                               -            (1,445)
Interest income                                      73            845
                                                  -----          -----

Net income (loss)                                $   73        $  (600)
                                                  =====          =====

Basic and diluted income (loss) per share        $ 0.00        $ (0.00)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
              For the Three Months Ended March 31, 2003 and 2002

                                                     Three Months
                                                  -------------------
                                                    2003       2002
                                                  -------    --------
Net income (loss)                                $     73     $  (600)
Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
  Change in other assets and liabilities, net      (5,000)      1,445
                                                  -------     -------

Net cash provided by (used in)
    operating activities                           (4,927)        845
Cash and cash equivalents:
  Beginning of year                                16,823     115,301
                                                  -------     -------

  End of period                                  $ 11,896    $116,146
                                                  =======     =======































See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("Company"), as of March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.

    a. Earnings per Share of Common Stock:

       The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include dilutive common shares, of which, there were none for the period endings March 31, 2003 and 2002.

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

Item 2: Management Discussion and Analysis

General

The following plan of operation for Investors Insurance Group, Inc.("IIG") updates the plan of operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2002 and should be read in conjunction with that report and the Notes to the March 31, 2003 financial statements presented under Item 1.

Other than historical and factual statements, the matters and items discussed are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

Plan of operation

Since disposing of all of its subsidiaries and operations in 1998, IIG has been seeking new business opportunities. While it has reviewed several proposals, it is continuing its search. In the interim, IIG has set aside a portion of its assets in liquid investments to assure funding of its on-going general corporate expenses; in order to assure a reasonable return to its shareholders, the balance of its assets has been invested in shares of Stonebridge Financial Corp ("SFB").
Management intends to raise cash as needed to meet its ongoing obligations by incrementally disposing of its investment in SFB as
the need arises.   While there is no established market for these shares,
management does not expect any material gain or loss to result from these disposals and does not expect any liquidity problem in the foreseeable future. IIG currently has no employees and does not expect to add any in the foreseeable future.

SFB is a financial holding company regulated by the Federal Reserve
Bank owning 100% of the shares of Stonebridge Bank.  (Stonebridge
Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal
Deposit Insurance Corporation.) As of March 31, 2003, IIG owned 110,000 shares of SFB's 1,628,016 shares outstanding.


Item 3: Controls and Procedures

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

IIG has no employees; management consists of one officer, Donald F. U. Goebert, who serves as Acting President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Therefore, it is not feasible for IIG to have adequate segregation of duties. Absent an adequate segregation of duties, it is not possible for any systems of disclosure controls or internal controls to provide assurance that errors or irregularities would be discovered and corrected on a timely basis. In implementing the disclosure requirements of the Act, IIG took into consideration that it has no operations and its only source of income is interest income and its expenses consisted only of fees for professional services for the maintenance of the accounting records and fees paid to IIG's auditors and attorneys. Management has therefore concluded that IIG's disclosure controls and procedures are appropriately designed for its situation.

While IIG has experienced coordination problems resulting in delayed filings, with this exception, management believes the controls are working effectively. Further, except as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.




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

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: June 4, 2003                       /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer

                                 CERTIFICATIONS

I, Donald F. U. Goebert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2003;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 4, 2003                       /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer