Form 10KSB
period 2002-12-31
INVESTORS INSURANCE GROUP INC
filed 2003-07-18
CIK 43340

FORM 10-KSB
                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

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

The estimated aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock of the issuer as of April 23, 2003: $91,463.50. This estimate is based on 1,829,270 shares of the Registrant's Common Stock which were not beneficially held by board members.

Documents incorporated by reference: None

Transitional small business disclosure format:  YES [ ] NO [X]

                        INVESTORS INSURANCE GROUP, INC.
                             INDEX TO FORM 10-KSB


                                                                           Page
                                                                           ----
PART I.

     Item 1.   Description of Business.                                      3

     Item 2.   Description of Property.                                      5

     Item 3.   Legal Proceedings.                                            5

     Item 4.   Submission of Matters to a Vote of Security Holders.          5


PART II.

     Item 5.   Market for Common Equity and Related Stockholder Matters.     6

     Item 6.   Management's Discussion and Analysis of Operations.           6

     Item 7.   Consolidated Financial Statements.                            7

     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.                         19


PART III.

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act.  20

     Item 10.  Executive Compensation.                                      21

     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management.                                       23

     Item 12.  Certain Relationships and Related Transactions.              23

     Item 13.  Exhibits and Reports on Form 8-K.                            24

     Item 14.  Controls and Procedures                                      24

Signatures                                                                  26

Certification                                                               27

Exhibits                                                                    28

PART I

Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.




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

     (2) Any bankruptcy, receivership or similar proceeding

         NONE

     (3) Any material reclassification, merger, consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business

         In January 1999, IIG paid $500,000 to purchased 50,000 shares of CBCC, Inc. as an investment. Subsequently, CBCC, Inc. split its shares 2:1, changed its name to Stonebridge Financial Corp ("SFB") and became a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) In April 2000, IIG purchased an additional 10,000 shares at $10 per share bringing its holdings of SFB stock to
         110,000 shares.   SFB had 1,600,016 shares outstanding as of
         December 31, 2002 and 2001. SFB has no plan to pay dividends in the foreseeable future.

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


Item 3. Legal Proceedings

Federal Insurance Company V. Gemco National, Inc. (No.00988/88, S.Ct., N.Y.)
In this matter, Federal Insurance Company was pursuing a claim against Gemco National, Inc. (IIG's predecessor corporation) for unpaid premiums for general liability and workmen's compensation insurance for the Ampat Group, former operating subsidiaries of Gemco. Federal Insurance sought compensatory damages in excess of $555,000.

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

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

(A) Market Information

     The Company's common stock is listed on the OTC Pink Sheets under the symbol "IIGI". The following table sets forth for each period indicated the high and low closing sale prices for the Company's common stock, as reported by the OTC Pink Sheets.

                      For the Year ended                For the Year ended
                      December 31, 2002                 December 31, 2001
                      ------------------                -------------------
                      High          Low                 High           Low
                      ----          ---                 ----           ---
     1st Quarter    $ 0.03        $ 0.02              $ 0.05         $ 0.01
     2nd Quarter      0.03          0.02                0.03           0.03
     3rd Quarter      0.02          0.02                0.03           0.03
     4th Quarter      0.30          0.01                0.04           0.01

     As of April 23, 2003 the closing price for the Company's common stock was $0.05 per share.

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

      SFB is a financial holding company regulated by the Federal Reserve Bank owning 100% of the shares of Stonebridge Bank. (Stonebridge Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.) As of December 31, 2002, IIG owned 110,000 shares of SFB's 1,600,016 shares outstanding.

Item 7. Financial Statements

                          INVESTORS INSURANCE GROUP, INC.
                               TABLE OF CONTENTS

                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        8

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001:

Balance Sheets                                                            9
Statements of Operations                                                 10
Statements of Shareholders' Capital and Deficit                          11
Statements of Cash Flows                                                 12
Notes to Financial Statements                                          13-19

Report of Independent Certified Public Accountants


The Board of Directors
Investors Insurance Group, Inc.
Jacksonville, Florida


We have audited the accompanying balance sheets of Investors Insurance Group, Inc. as of December 31, 2002 and 2001 and the related statements of operations, shareholders' capital and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Investors Insurance Group, Inc. at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Gallogly, Fernandez & Riley, LLP
Orlando, Florida
April 4, 2003

                        Investors Insurance Group, Inc.
                                Balance Sheets
                          December 31, 2002 and 2001

                                                           2002         2001
                                                          ------       ------
Assets
 Current Assets:
   Cash and cash equivalents                           $   16,823    $ 115,301
 Equity Investments                                       600,000      600,000
                                                        ---------    ---------

                                                        $ 616,823    $ 715,301
                                                        =========    =========


Liabilities
 Current Liabilities:
   Accrued expenses                                     $  21,287    $  90,724
                                                        ---------    ---------

Total current liabilities                                  21,287       90,724

Shareholders' Capital and Deficit:
 Preferred stock, no par, authorized
   20,000,000 shares, none issued                            -            -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2002 and 2001; outstanding 2,836,582
   in 2002 and 2001                                     1,420,291    1,420,291
 Additional paid-in capital                             3,656,474    3,656,474
 Accumulated deficit                                   (4,473,079)  (4,444,038)
 Treasury stock, at cost (4,000 shares
   in 2002 and 2001)                                       (8,150)      (8,150)
                                                        ---------   ----------

Total shareholders' capital and deficit                   595,536      624,577
                                                        ---------   ----------

Total liabilities and shareholders' capital and deficit $ 616,823    $ 715,301
                                                        =========   ==========















See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                           Statements of Operations
                 For the Year Ended December 31, 2002 and 2001


                                                  2002           2001
                                                 -------       --------
Revenue                                         $   -         $    -
General and administrative expenses              (60,122)       (32,836)
Gain on settlement of lawsuit                     28,871           -
Interest income                                    2,210          5,643
                                                 -------       --------

Net loss                                        $(29,041)     $ (27,193)
                                                 =======       ========


Basic and diluted loss per share                  $(0.01)        $(0.01)
                                                   =====          =====

Basic and diluted weighted average
    shares outstanding                         2,836,582      2,836,582
                                               =========      =========

































See accompanying notes to financial statements.


                         Investors Insurance Group, Inc.
                   Statements of Shareholders' Capital and Deficit
                    For the Year Ended December 31, 2002 and 2001
<CAPTIONS>
                                  Common Stock
                              --------------------   Additional
                              Number of                paid-in   Accumulated  Treasury
                               shares      Amount      capital     deficit      stock
                              ---------   --------   ----------  -----------  --------
Balance at December 31, 2000  2,840,582   1,420,291   3,656,474   (4,416,845)  (8,150)
Net loss                           -           -           -         (27,193)    -
                              ---------  ----------  ----------  ------------ --------
Balance at December 31, 2001  2,840,582  $1,420,291  $3,656,474  $(4,444,038) $(8,150)
Net loss                           -           -           -         (29,041)    -
                              ---------  ----------  ----------  ------------ --------
Balance at December 31, 2002  2,840,582  $1,420,291  $3,656,474  $(4,473,079) $(8,150)
                              =========  ==========  ==========  ============ ========





































See accompanying notes to financial statements.

                         Investors Insurance Group, Inc.
                            Statements of Cash Flows
                 For the Year Ended December 31, 2002 and 2001

                                                   2002         2001
                                                 --------     --------
Cash flows from operating activities:
 Net loss                                        $(29,041)    $(27,193)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
  Change in other assets and liabilities, net     (69,437)       9,280
                                                 --------   ----------

 Net cash used in operating activities            (98,478)     (17,913)

Cash and cash equivalents
  Beginning of year                               115,301      133,214
                                                  -------    ---------

  End of year                                    $ 16,823    $ 115,301
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


    (a) Cash and cash equivalents

        Cash and investments with original maturaties of less than three months are considered "Cash and cash equivalents".


    (b) Federal Income Taxes

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

    (c) Stock-Based Compensation:

        The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 "Accounting for Stock-Based Compensation."


    (d) Earnings per Share of Common Stock:

        The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, "Earnings per Share." Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include potentially dilutive common shares, of which there were none for the years ended December 31, 2002 and 2001.


    (e) Use of Estimates:

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


    (f) Concentrations of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalent balances invested in banks in excess of the FDIC insurance limits. IIG has not experienced any losses on such accounts.


    (g) Fair Value of Financial Instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

        It was not practicable to estimate the fair value of equity instruments representing 6.9% of the issued common stock of Stonebridge Financial Corp ("SFB"), an untraded company. This investment is carried at its original cost on the accompanying balance sheets.

    (h) Recent Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations"
        (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. FAS 143 becomes effective for fiscal years beginning after June 15, 2002. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations when it takes effect on January 1, 2003.

        SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities," issued in July 2002, address financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework. SFAS No. 146 also establishes fair values as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

(2) INVESTMENT, at Cost

In 1999, the Company acquired 100,000 shares of common stock in a community bank for $500,000 and it uses the cost method to account for this investment. In 2000, the Company acquired an additional 10,000 shares of common stock for $100,000. Through IIG and other holdings, Mr. Goebert (IIG's Chairman of the Board and President) beneficially owned 388,167 shares of SFB (23% of SFB's total outstanding shares as of December 31, 2002). Mr. Goebert also serves as a director of SFB and as chairman of its subsidiary (Stonebridge Bank).


(3) INCOME TAXES

Following is a reconciliation of the "expected" Federal statutory income tax rate to the effective income tax rate reflected in the Statements of Operations for the years ended December 31, 2002 and 2001.

                                                         2002           2001
                                                        ------         ------
Computed "expected" tax benefit at
   Federal statutory rate                                  (34)%          (34)%

Rate reduction resulting from changes
   in the valuation allowance                               34             34
                                                        ------         ------

    Actual income tax benefit rate                          -  %           -  %
                                                        ======         ======


The components of deferred tax assets at December 31 are as follows:

                                                         2002           2001
                                                       --------       --------
Deferred tax assets:
 Operating loss carryforward                          $1,632,794     $1,579,509
 Capital loss carryforward                               434,023        430,216
 Other                                                     4,273         32,374
                                                      ----------     ----------

  Net deferred tax assets                              2,071,090      2,042,099
Valuation Allowance                                   (2,071,090)    (2,042,099)
                                                      ----------     ----------

Net deferred tax assets and liabilities               $     -        $    -
                                                      ==========     ==========


The net increase (decrease) in the total valuation allowance for the years ended in 2002 and 2001 was $28,991 and $(1,222,380), respectively.

Based on its current operating results, the Company is not expected to be able to utilize its net operating loss carryforwards and capital loss carryforward until it finds a suitable business opportunity. In the interim, the Company will continue to provide a full 100% valuation allowance on its deferred tax assets.

At December 31, 2002, the Company had a capital loss carryforward of $1,153,395 expiring in 2003 and operating tax loss carryforwards of $4,339,076 which expires as described below:



                    Year of              Operating
                   Expiration        Loss Carryforward
                   ----------        -----------------
                       2003                 248,087
                       2004                 741,690
                       2005                 869,767
                       2007                 135,644
                       2008                 397,263
                       2009                 205,693
                       2010                 440,780
                       2011                 868,422
                       2012                 305,657
                       2021                  21,605
                       2022                 104,467
                                         ----------

                                         $4,339,076
                                         ==========

Beginning in 1996, the Company included Investors in its consolidated tax return. Since the sale of its subsidiaries in 1998, only the losses of the Company alone will be available to offset its future taxable income.


(4) STOCK OPTIONS

The Company's incentive stock option Plan authorizes the Board to grant options for up to 500,000 shares of the Company's common stock. Of these, options for 445,000 shares were granted and expired, unexercised, prior to the end of 1998.

As of the end of 2002, there were no outstanding options under this plan.


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


(6) CONTINGENCIES-LEGAL MATTERS

Federal Insurance Company V. Gemco National, Inc. (No.00988/88, S.Ct., N.Y.)
In this matter, Federal Insurance Company was pursuing a claim against Gemco National, Inc. (IIG's predecessor corporation) for unpaid premiums for general liability and workmen's compensation insurance for the Ampat Group, former operating subsidiaries of Gemco. Federal Insurance sought compensatory damages in excess of $555,000.

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

Mr. Roger Kling, a former officer of Ampat Eastern, a former subsidiary of Gemco National, Inc., filed suit against the Company in Florida captioned
Kling v. Investors Insurance Group, Inc. No.96-07764CA Div. CV-6) to collect the amount of $49,008.84 for legal fees and out of pocket expenses incurred by him as a responsible officer in the successful defense against claims brought by New York State for New York sales and use taxes for the years 1980 through 1985 for Ampat Eastern, plus his legal fees incident to this lawsuit. On February 6, 1997, the court entered a judgment against the Company and in favor of Mr. Kling. Both parties stipulated that Mr. Kling's loss was $61,000. The Company appealed the Judgment but the judgment was affirmed by the First District Court of Appeals for Florida on July 20, 1998. As a result of this judgment, Mr. Kling was paid $19,302.30 on October 27, 1997 but no further payment was made by the Company. On April 2, 2002, Mr. Kling filed an action against the Company and its directors for collection for the sum of $61,978.25, which amount includes the original judgment outstanding and interest therein. When a final settlement was reached in 2002, the Company paid Mr. Kling $48,000 in full settlement and complete satisfaction of all his claims against the Company. Previously, the Company had accrued approximately $76,000 related to this lawsuit; accordingly, it recognized a gain of approximately $28,000 in its 2002 Statement of Operations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors

The Board of Directors of the Company currently consists of two directors whose terms expire at the next, as yet unscheduled, Shareholders' Annual Meeting. The directors are Messrs. Donald F. U. Goebert and Jesse H. Riebman.

As of January 15, 2003, the following table sets forth the age and address of each currently active director, the principal occupation or employment of each director during the previous five years, the year in which each individual initially became a director of the Company and other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of sections 15(d) of such Act or any company registered as and investment company under the Investment Company Act of 1940.

                        Position with the Company and Principal Occupation or
Name                    Employment During Past Five Years
---------------------   ------------------------------------------------------
Donald F. U. Goebert
315 Willowbrook Lane
West Chester, PA 19382
Age 66
Director since June 11, 1987

                       Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer from May 1998 to present;
                       Vice President and a Director of the Company from June 1987 to present; Secretary and Treasurer of the Company from June 1987 to June 1992; Director of Stonebridge Financial Corp; Chairman of the Board of Stonebridge Bank; Chairman of the Board of RELM Wireless Corporation for more than the past five years.

Jesse H. Riebman
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006
Age 74
Director since September 25, 1996

                       Director of the Company since September 25, 1996; AEL Industries, Inc. from October 1959 to February 1996:
                       Treasurer 1963, Vice President 1980;

The Securities and Exchange Commission requires filing of public reports by directors, officers and beneficial owners of more than ten (10%) percent of any class of Securities of a company registered pursuant to Section 12 of the Securities Exchange Act. The rules require proxy statement disclosure of those directors, officers and more than ten (10%) percent beneficial owners who fail to file required reports or who fail to timely file such reports.
The Company requests and has received confirmations of compliance from each of its directors and officers. The Company is not aware of any failure to file the required documents.

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


Executive Officers

As of December 31, 2002, the name and age of each executive officer of the Company, the office or offices held by such person and the date on which such person initially held such office or offices are set forth below.

                                                            Initial Date
        Name                        Office                   of Office
------------------------ ---------------------------------- -------------
Donald F. U. Goebert, Age 66
                         Acting President                   May 1998
                         Acting Chief Executive Officer     May 1998
                         Acting Chief Financial Officer     May 1998
                         Vice President                     July 1989

Each officer is elected to serve until the next annual meeting of directors is held and until a successor is elected and has qualified, or until the earlier of his death, resignation or removal from office.

The business experience for the previous five (5) years of Mr. Goebert is set forth above under "Directors". Mr. Goebert has no employment agreement.

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2002, 2001 and 2000 to, or for the account of its sole executive officer.

                         SUMMARY COMPENSATION TABLE
                         --------------------------
                                           Annual       Long Term      All Other
Name and Principle Position       Year  Compensation  Compensation  Compensation
------------------                ----  ------------  ------------  ------------
Donald F. U. Goebert,
Acting President,
Acting Chief Executive Officer,
Acting Chief Financial Officer,
Vice President
                                  2002         -             -                -
                                  2001         -             -                -
                                  2000         -             -                -

Executive and Other Employee Benefit Plans

The Company currently has in effect an Incentive Stock Option Plan adopted by the Shareholders of the Company on June 18, 1992 which provides that (a) options for up to 500,000 shares of common stock, par value $.50 per share, may be issued to employees of the Company and/or its subsidiaries; (b) the exercise price shall not be less than the fair market value of the shares on the date on which the option is granted; (c) the term of the option may not exceed ten (10) years and will end no later than three (3) months after an employee's death, retirement or termination from service for any reasons other than disability and shall expire no later than one (1) year after an employee's termination from service due to disability; and (d) such other terms set forth in the Plan or as may be approved by the Board of Directors of the Company. The Plan and each option is subject to Section 422 of the Internal Revenue Code of 1986, as amended.

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

                                            Shares Owned
Name and Address                         Beneficially as of       Percent of
 of Beneficial Owner                      January 15, 2003          Class (1)
-------------------------                ------------------       ----------
Donald F. U. Goebert                          882,212 (2)             31.1%
315 Willowbrook Lane
West Chester, PA 19382

Jesse H. Riebman                              125,000 (3)              4.4%
1680 Huntingdon Pike, Unit #121
Huntingdon Valley, PA 19006

All Directors and Officers
        of the Company                      1,007,212 (2-3)           35.5%

(1) These percentages are computed by dividing the number of shares of common stock shown for each person by the sum of (i) the number of shares of common stock outstanding on January 15, 2002, and (ii) the number of shares which that particular person beneficially owns pursuant to stock options and stock warrants.

(2) Mr. Goebert is the direct owner of 195,554 shares. In addition, Mr. Goebert has beneficial ownership through Chester County Fund, Inc. of 686,658 shares.

(3) The shares listed as beneficially owned by Mr. Riebman include 8,000 shares owned by his wife.


Item 12. Certain Relationships and Related Transactions

Transactions Involving Directors and Officers

Through IIG and other holdings, Mr. Goebert (IIG's Chairman of the Board and President) beneficially owned 368,167 shares of SFB (23% of SFB's total Outstanding shares as of December 31, 2002). Mr. Goebert also serves as a director of SFB and as chairman of its subsidiary (Stonebridge Bank).

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

                See Index to Financial Statements on page 7.

        2.      Exhibits
                See the Exhibit Index of this Annual Report on Form 10-KSB at page 2.

(b)     Reports on Form 8-K

The Company has filed no Forms 8-K during the last quarter of 2002 or the first quarter of 2003.


Item 14. Controls and Procedures

During 2002, IIG developed new procedures to ensure that its reports to the Securities and Exchange Commission ("SEC") are filed on a timely basis, and, on August 24, 2002, IIG filed its Forms 10KSB for the years ended December 31, 1999, 2000 and 2001 and its related Forms 10QSB for all quarters through June 30, 2002.

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

While IIG has experienced coordination problems resulting in delayed filing its 2002 Form 10KSB, with this exception management believes the controls are working effectively. Further, except as discussed above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INVESTORS INSURANCE GROUP, INC.


May 14, 2003                        By:  /s/ Donald F. U. Goebert
                                         --------------------------------
                                         Donald F. U. Goebert, Chairman of
                                         the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The duties and responsibilities of the chief financial officer and controller have been assumed by Mr. Donald F. U. Goebert.


By:     /s/ Donald F. U. Goebert                               May 14, 2003
        ----------------------------
        Donald F. U. Goebert, Director


By:     /s/ Jesse H. Riebman                                   May 14, 2003
        ----------------------------
        Jesse H. Riebman , Director

                             CERTIFICATIONS

I, Donald F. U. Goebert, certify that:

1. I have reviewed this annual report on Form 10-KSB of December 31, 2002;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                     /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer

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

  11      Statement of Computation of Earnings per Share.    See Statement of
                                                          Operations and Note 1
                                                             to the Financial
                                                                Statements.

  16      Letter from BDO Seidman related to change of      See Form 8K filed
          auditors.                                            July 17,2001


  21      Subsidiaries of Registrant.                           See page 32

                         Subsidiaries of the Registrant

As of December 31, 2002, Investors Insurance Group, Inc. had no subsidiaries.