Form 10QSB
period 2003-06-30
INVESTORS INSURANCE GROUP INC
filed 2003-08-08
CIK 43340

                   U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

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

As of August 1, 2003, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - June 30, 2003
                and December 31, 2002                                      3

        Item 1: Statements of Operations - six months
                ended June 30, 2003 and 2002                               4

        Item 1: Statements of Operations - three months
                ended June 30, 2003 and 2002                               5

        Item 1: Statements of Cash Flows - six months
                ended June 30, 2003 and 2002                               6

        Item 1: Notes to Financial Statements                              7

        Item 2: Management's Discussion and Analysis                       8

        Item 3: Controls and Procedures                                    8


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          9

        Item 2: Changes in Securities                                      9

        Item 3: Default Upon Senior Securities                             9

        Item 4: Submission of Matters to a Vote of Security Holders        9

        Item 5: Other Information                                          9

        Item 6: Exhibits and Reports on Form 8-K                           9


 SIGNATURES                                                               10


 CERTIFICATIONS                                                           11

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      June 30, 2003 and December 31, 2002

                                                        2003         2002
                                                       -------     ---------
Assets                                               (unaudited)
 Current Assets:
   Cash and cash equivalents                         $  11,952    $   16,823
 Equity investment                                     600,000       600,000
                                                       -------     ---------

Total assets                                         $ 611,952    $  616,823
                                                       =======     =========


Liabilities
 Current Liabilities:
   Accrued expenses                                  $  17,503    $   21,287
                                                      --------     ---------

Total current liabilities                               17,503        21,287

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                         -             -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2003 and 2002; outstanding 2,836,582
   in 2003 and 2002                                  1,420,291     1,420,291
 Additional paid-in capital                          3,656,474     3,656,474
 Accumulated deficit                                (4,474,166)   (4,473,079)
 Treasury stock, at cost (4,000 shares
   in 2003 and 2002)                                    (8,150)       (8,150)
                                                     ---------     ---------

Total capital                                          594,449       595,536
                                                     ---------     ---------

Total liabilities and capital                        $ 611,952     $ 616,823
                                                     =========     =========









See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Six Months Ended June 30, 2003 and 2002

                                                   2003          2002
                                                 -------       --------
Revenue                                        $   -           $  -
General and administrative expenses               1,216         (5,495)
                                                  -----          -----

Income (loss) from operations                    (1,216)         5,495
Interest income                                     129          1,545
                                                  -----          -----

Net income (loss)                              $ (1,087)       $ 7,040
                                                  =====          =====

Basic and diluted income (loss) per share      $  (0.00)       $  0.00
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
              For the Three Months Ended June 30, 2003 and 2002

                                                   2003          2002
                                                 -------       --------
Revenue                                        $   -           $  -
General and administrative expenses               1,217         (6,940)
                                                  -----          -----

Income (loss) from operations                    (1,217)         6,940

Interest income                                      56            700
                                                  -----          -----

Net income (loss)                              $ (1,161)      $  7,640
                                                  =====          =====

Basic and diluted income (loss) per share      $  (0.00)       $  0.00
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========






























See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
               For the Six Months Ended June 30, 2003 and 2002


                                                    2003       2002
                                                  -------    --------
Net income (loss)                                $ (1,087)    $ 7,039
Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
  Escrow deposit                                     -        (48,000)
  Change in other assets and liabilities, net      (3,784)     (8,953)
                                                  -------     -------

Net cash used in operating activities              (4,871)    (49,913)
Cash and cash equivalents:
  Beginning of year                                16,823     115,301
                                                  -------     -------

  End of period                                  $ 11,952    $ 65,388
                                                  =======     =======






























See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("Company"), as of June 30, 2003, the results of operations for the six and three months ended June 30, 2003 and 2002 and cash flows for the three months ended June 30, 2003 and 2002.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.

    a. Earnings per Share of Common Stock:

       The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include dilutive common shares, of which, there were none for the period endings June 30, 2003 and 2002.

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

Item 2: Management Discussion and Analysis

General

The following Plan of Operation for Investors Insurance Group, Inc.("IIG") updates the Plan of Operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2002 and should be read in conjunction with that report and the Notes to the June 30, 2003 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve
Bank owning 100% of the shares of Stonebridge Bank.  (Stonebridge
Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal
Deposit Insurance Corporation.) As of June 30, 2003, IIG owned 110,000 shares of SFB's 1,628,016 shares outstanding.


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

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: August 4, 2003                     /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer

                                 CERTIFICATIONS

I, Donald F. U. Goebert, certify that:

1. I have reviewed the June 30, 2003 quarterly report of Investors Insurance Group its on Form 10QSB;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
   (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: August 4, 2003                     /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer