Form 10QSB
period 2003-09-30
INVESTORS INSURANCE GROUP INC
filed 2004-01-15
CIK 43340

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                  Form 10-QSB

        (Mark One)
                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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

As of December 31, 2003, 2,836,582 shares of the issuer's common stock were outstanding.

                        Investors Insurance Group, Inc.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


Part I.         FINANCIAL INFORMATION                                    Page

        Item 1: Balance Sheets - September 30, 2003
                and December 31, 2002                                      3

        Item 1: Statements of Operations - nine months
                ended September 30, 2003 and 2002                          4

        Item 1: Statements of Operations - three months
                ended September 30, 2003 and 2002                          5

        Item 1: Statements of Cash Flows - nine months
                ended September 30, 2003 and 2002                          6

        Item 1: Notes to Financial Statements                              7

        Item 2: Management's Discussion and Analysis                       8

        Item 3: Controls and Procedures                                    8


 Part II.       OTHER INFORMATION

        Item 1: Legal Proceedings                                          9

        Item 2: Changes in Securities                                      9

        Item 3: Default Upon Senior Securities                             9

        Item 4: Submission of Matters to a Vote of Security Holders        9

        Item 5: Other Information                                          9

        Item 6: Exhibits and Reports on Form 8-K                           9


 SIGNATURES                                                               10

                         PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        Investors Insurance Group, Inc.
                                Balance Sheets
                      September 30, 2003 and December 31, 2002

                                                        2003         2002
                                                       -------     ---------
Assets                                               (unaudited)
 Current Assets:
   Cash and cash equivalents                         $  10,986    $   16,823
 Equity investment                                     600,000       600,000
                                                       -------     ---------

Total assets                                         $ 610,986    $  616,823
                                                       =======     =========


Liabilities
 Current Liabilities:
   Accrued expenses                                  $  20,215    $   21,287
                                                      --------     ---------

Total current liabilities                               20,215        21,287

Capital
 Preferred Stock, no par, authorized
   20,000,000 shares, none issued                         -             -
 Common stock, $0.50 par value; authorized
   30,000,000 shares; issued 2,840,582 in
   2003 and 2002; outstanding 2,836,582
   in 2003 and 2002                                  1,420,291     1,420,291
 Additional paid-in capital                          3,656,474     3,656,474
 Accumulated deficit                                (4,477,844)   (4,473,079)
 Treasury stock, at cost (4,000 shares
   in 2003 and 2002)                                    (8,150)       (8,150)
                                                     ---------     ---------

Total capital                                          590,771       595,536
                                                     ---------     ---------

Total liabilities and capital                        $ 610,986     $ 616,823
                                                     =========     =========






See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
               For the Nine Months Ended September 30, 2003 and 2002

                                                   2003          2002
                                                 -------       --------
Revenue                                        $   -          $   -
General and administrative expenses               4,931         24,855
                                                  -----         ------

Loss from operations                             (4,931)       (24,855)
Interest income                                     166          1,924
                                                  -----         ------

Net loss                                       $ (4,765)      $(22,931)
                                                  =====         ======

Basic and diluted loss per share               $  (0.00)       $ (0.01)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========































See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Operations (unaudited)
              For the Three Months Ended September 30, 2003 and 2002

                                                   2003          2002
                                                 -------       --------
Revenue                                        $   -          $   -
General and administrative expenses               3,714         30,350
                                                  -----          -----

Loss from operations                             (3,714)       (30,350)

Interest income                                      37            379
                                                  -----          -----

Net loss                                       $ (3,677)      $(29,971)
                                                  =====          =====

Basic and diluted loss per share               $  (0.00)       $ (0.01)
                                                  =====          =====

Basic and diluted weighted average
                 shares outstanding           2,836,582      2,836,582
                                              =========      =========





























See accompanying notes to financial statements.

                        Investors Insurance Group, Inc.
                     Statements of Cash Flows (unaudited)
               For the Nine Months Ended September 30, 2003 and 2002


                                                    2003       2002
                                                  -------    --------
Net loss                                         $ (4,765)   $(22,931)
Adjustment to reconcile net loss to
    net cash used in operating activities:
  Change in other assets and liabilities, net      (1,072)    (36,527)
                                                  -------     -------

Net cash used in operating activities              (5,837)    (59,458)
Cash and cash equivalents:
  Beginning of year                                16,823     115,301
                                                  -------     -------

  End of period                                  $ 10,986    $ 55,843
                                                  =======     =======






























See accompanying notes to financial statements.

                    Investors Insurance Group, Inc.
                     Notes to Financial Statements
                             (unaudited)

1. Management Representation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of Investors Insurance Group, Inc. ("Company"), as of September 30, 2003, the results of operations for the nine and three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.


2. Reporting Standards

The Company files its financial statements in compliance with Regulation S-B of the Securities and Exchange Commission.

    a. Earnings per Share of Common Stock:

       The Company accounts for earnings per share of common stock in accordance with Statement of Financial Accounting Standards No 128, Earnings per Share. Under this Statement, the weighted average number of common shares outstanding during the year is used to calculate the Basic Earnings per Share. The Diluted Earnings per Share adjusts the Basic Earnings per Share calculation to include dilutive common shares, of which, there were none for the periods ending September 30, 2003 and 2002.

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

Item 2: Management Discussion and Analysis

General

The following Plan of Operation for Investors Insurance Group, Inc.("IIG") updates the Plan of Operation contained in the IIG's Annual Report on Form 10KSB for the year ended December 31, 2002 and should be read in conjunction with that report and the Notes to the September 30, 2003 financial statements presented under Item 1.

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

SFB is a financial holding company regulated by the Federal Reserve
Bank owning 100% of the shares of Stonebridge Bank.  (Stonebridge
Bank is a state chartered, non-Federal Reserve member bank subject to regulation by the Pennsylvania Department of Banking and the Federal
Deposit Insurance Corporation.) As of September 30, 2003, IIG owned 110,000 shares of SFB's 1,628,016 shares outstanding.


Item 3: Controls and Procedures

In accordance with the Sarbanes - Oxley Act of 2002 ("Act"), IIG has completed its review and evaluation of its disclosure controls and procedures as of September 30, 2003. These procedures are designed to ensure that:

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

IIG has no employees; management consists of one officer, Donald F. U. Goebert, who serves as Acting President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Therefore, it is not feasible for IIG to have an adequate, internal segregation of duties. Absent an adequate segregation of duties, it is not possible for any systems of disclosure controls or internal controls to provide assurance that errors or irregularities would be discovered and corrected on a timely basis. In implementing the disclosure requirements of the Act, IIG took into consideration that it has no operations and its only source of income is interest income and its expenses consisted only of fees for professional services for the maintenance of the accounting records and fees paid to IIG's auditors and attorneys. Management has therefore concluded that IIG's disclosure controls and procedures are appropriately designed for its situation.

While IIG has experienced coordination problems resulting in delayed filings, with this exception, management believes the IIG has achieved the objectives of a system of disclosure controls and procedures. Further, there have been no changes in the system of internal control over financial reporting during the quarter that has materially affected, or is reasonably likely to materially affect, the Company's system of internal controls over financial reporting.



                          PART II: OTHER INFORMATION

Item 1: Legal Proceedings

        No changes to report

Item 2: Changes in Securities

        No changes to report

Item 3: Defaults on Senior Securities

        None

Item 4: Submissions of Matters to a Vote of Security Holders

        None

Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K

    a). Exhibits

        31.1 CERTIFICATION PURSUANT TO RULE 13a-14(a)/15d-14(a)OF THE SECURITIES EXCHANGE ACT OF 1934, As Amended

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    b). Reports on Form 8-K

        None



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Investors Insurance Group, Inc.
                                                 (Registrant)



Date: January 6, 2004                    /s/ Donald F. U. Goebert
                                         ______________________________
                                         Donald F. U. Goebert
                                         Acting President, Chief Executive
                                         Officer and Chief Financial Officer